Form 10-Q
period 2017-06-30
Cosmos Group Holdings Inc.
filed 2017-08-14
CIK 1706509

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55793

COSMOS GROUP HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	22-3617931
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Rooms 1309-11, 13th Floor, Tai Yau Building,

No. 181 Johnston Road

Wanchai, Hong Kong

+852 3188 9363
(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of August 11, 2017, the issuer had outstanding 429,848,898 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$12,369	$1,581
Accounts receivable	6,501	46,282

Total current assets	18,870	47,863

Non-current assets:
Property, plant and equipment, net	113,480	124,161

TOTAL ASSETS	$132,350	$172,024

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,402	$13,700
Amounts due to related parties	49,749	41,306
Current portion of obligation under finance leases	20,000	20,124

Total current liabilities	110,151	75,130

Non-current liabilities:
Deferred tax liabilities	13,132	12,870
Obligation under finance leases	38,333	48,633

Total non-current liabilities	51,465	61,503

TOTAL LIABILITIES	161,616	136,633

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 429,848,898 and 219,222,938 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	429,849	219,223
Accumulated losses	(459,115)	(183,832)

Total stockholders’ (deficit) equity	(29,266)	35,391

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$132,350	$172,024

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Revenues, net	$187,664	$90,822	$279,382	$185,781

Cost of revenue	(125,393)	(75,839)	(200,980)	(168,045)

Gross profit	62,271	14,983	78,402	17,736

Operating expenses
General and administrative	80,623	43,436	126,837	79,757

Total operating expenses	80,623	43,436	126,837	79,757

LOSS FROM OPERATIONS	(18,352)	(28,453)	(48,435)	(62,021)

Other (expense) income:
Interest expense	(560)	(566)	(1,125)	(1,132)
Other income	–	2	142	6
Total other expense	(560)	(564)	(983)	(1,126)

LOSS BEFORE INCOME TAXES	(18,912)	(29,017)	(49,418)	(63,147)

Income tax expense	(53)	(528)	(262)	(1,131)

NET LOSS	$(18,965)	$(29,545)	$(49,680)	$(64,278)

Other comprehensive income (loss):
– Foreign currency translation gain (loss)	–	–	–	–

COMPREHENSIVE LOSS	$(18,965)	$(29,545)	$(49,680)	$(64,278)

Net loss per share
– Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
– Basic	259,676,495	219,222,938	254,640,966	219,222,938
– Diluted	259,676,495	219,222,938	254,640,966	219,222,938

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2017	2016
		(Restated)
Cash flows from operating activities:
Net loss	$(49,418)	$(63,147)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	9,917	9,979
Change in operating assets and liabilities:
Accounts receivable	39,495	35,851
Accounts payable and accrued liabilities	(34,186)	(3,864)
Net cash used in operating activities	(34,192)	(21,181)

Cash flows from financing activities:
Advance from related parties	(145,020)	29,828
Proceeds from issuance of common stock	200,000	-
Repayment of finance lease	(10,000)	(10,062)
Net cash provided by financing activities	44,980	19,766

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,788	(1,415)

BEGINNING OF PERIOD	1,581	4,148

END OF PERIOD	$12,369	$2,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for tax	$–	$–
Cash paid for interest	$1,125	$1,132

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Accumulated	Total stockholders’
	No. of shares	Amount	losses	equity (deficit)

Balance as of January 1, 2017 (restated)	219,222,938	$219,223	$(183,832)	$35,391

Share issues for cash proceeds on January 13, 2017	200,000,000	200,000	–	200,000

Share issued for acquisition of a legal acquirer on May 12, 2017	10,625,960	10,626	(225,603)	(214,977)

Net loss for the period	–	–	(49,680)	(49,680)
Balance as of June 30, 2017	429,848,898	429,849	(459,115)	(29,266)

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2016 on Form 10.

NOTE–2	ORGANIZATION AND BUSINESS BACKGROUND

Cosmos Group Holdings Inc. (the “Company” or “COSG”) incorporated in the state of Nevada on August 14, 1987, under the name Shur De Cor, Inc. and engaged in developing certain mining claims. In April 1999, Shur De Cor merged with Interactive Marketing Technology, a New Jersey corporation that was engaged in the business of developing and direct marketing of consumer products. As the surviving company, Shur De Cor changed its name to Interactive Marketing Techology, Inc. Shur De Cor's then management resigned and the management of Interactive New Jersey became the Company’s management. The prior management of Shur De Cor retained Shur De Cor’s business and assets. The Company filed a registration statement on Form 10-SB on January 19, 2000.

The Company, through a wholly owned subsidiary, IMT's Plumber, Inc., produced, marketed, and sold a licensed product called the Plumber's Secret, which was discontinued in fiscal 2001. In May 2002, the Company ceased to actively pursue its product development and marketing business and actively sought to either acquire a third party, merge with a third party or pursue a joint venture with a third party in order to re-enter its former business of development and direct marketing of proprietary consumer products in the United States and worldwide.

On November 17, 2004, the Company acquired MPL, a company organized under the laws of the British Virgin Islands, and its subsidiaries in accordance with the terms of a Share Exchange Agreement executed by the parties (the “2004 Agreement”). In connection with the acquisition, the Company issued an aggregate of 109,623,006 shares of its common stock to Imperial International Limited, a company incorporated under the laws of the British Virgin Islands (“Imperial”), the sole shareholder of MPL, in exchange for 100% of the issued and outstanding shares of MPL capital stock (the "2004 Share Exchange"). Upon completion of the share exchange, MPL became the Company's wholly owned subsidiary and the Company’s former owner transferred control of the Company to Imperial. The Company relied on Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), in regard to the shares that we issued pursuant to the 2004 Share Exchange. The Company treated this transaction as a qualified "business combination" as defined by Rule 501(d). The Company relied on the exemption from registration pursuant to Section 4(2) of, and or Regulation D promulgated under, the Act in issuing the Company’s securities.

In connection with the 2004 Share Exchange, the Company: (i) changed its name from Interactive Marketing Technology, Inc. to China Artists Agency, Inc. ("China Artists"); (ii) obtained a new stock symbol, "CAAY", and CUSIP Number, effective on December 21, 2004; (iii) increased its authorized common stock to 200,000,000 shares; (iv) effectuated a 1 for 1.69 reverse stock split; and (v) spun off the Company’s existing business into a separate public company, All Star Marketing, Inc., a Nevada corporation ("All Star"). All Star was formed as a wholly owned subsidiary of the Company. The Spin-off was satisfied by means of a pro-rata share dividend to the Company's shareholders of record as of December 10, 2004. The purpose of the Spin-Off was to allow the subsidiary to operate as a separate public company and raise working capital through the sale of its own equity. This allowed the Company’s management to focus on its business, while at the same time, allowing the spun-off company to have greater exposure by trading as an independent public company. Additionally, the shareholders and the market would then more easily identify the results and performance of the Company as a separate entity from that of All Star. In August 2005, the Company changed its name to China Entertainment Group, Inc. and, effective August 9, 2005, obtained a new stock symbol "CGRP", and CUSIP Number.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Because the Company failed to generate revenues in its new business, prior management commenced litigation in the Superior Court for Los Angeles County California which action was removed to the United States District Court for the Central District of California Case No. CV07-1068 GHK. On January 30, 2008, the parties entered into a Settlement Agreement and Conditional Release (the “Settlement Agreement”), pursuant to which, among other things, the Company’s former management reacquired control of the Company and all assets related to the Chinese entertainment business were transferred out of the Company. The Company, under its former management, once again entered the business of locating products to develop and mass market. These efforts did not prove fruitful and the Company, while continuing its product development business, also began to seek another business to acquire.

On January 22, 2010, the Company filed a Form 15-12G to withdraw from its reporting obligations.

Effective July 22, 2010, the Company merged with Safe and Secure TV Channel, LLC, a Delaware limited liability company (the “Merger”). In connection with the Merger, the management of the Company resigned and was replaced by the management and principals of Safe and Secure TV Channel, LLC. The holders of interests in Safe and Secure TV Channel, LLC exchanged their interests for approximately 50.2% of the issued and outstanding stock of the Company. In September 2010, the Company effectuated a 9.85 for one stock split to shareholders of record as of August 23, 2010. After the Merger, the Company became a television network and multimedia information and distribution company focused on serving the homeland security and emergency preparedness industry.

On February 15, 2016, the Company sold to Asia Cosmos Group Limited, a private limited liability company incorporated under the laws of British Virgin Islands (“ACOSG”), 10,000,000 shares of its common stock at a per share price of $0.027. ACOSG’s sole shareholder is Miky Wan. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to ACOSG.

In connection with the private placement to ACOSG, a change of control occurred and Bryan Glass resigned from his position as President, Secretary, Treasurer and Chairman of the Company. Miky Wan was appointed to serve as Chief Executive Officer, Chief Operating Officer, President and Director, effective February 19, 2016. Peter Tong, our Chief Financial Officer, Secretary and director continued in his positions with the Company. Calvin K.W. Lai, Anthony H.H. Chan, Jenher Jeng, Alice K.M. Tang, Connie Y.M. Kwok were appointed to serve on our Board of Directors effective February 19, 2016. Effective February 26, 2016, the Company changed its name to Cosmos Group Holdings Inc. and filed a Certificate of Amendment to such effect with the Nevada Secretary of State. The name change and the related stock symbol change to “COSG” were approved by the Financial Industry Regulatory Authority on March 31, 2016. The Company also increased the number of its authorized common stock, par value $0.001, from 90,000,0000 shares to 500,000,000 and its preferred stock, par value $0.001, from 10,000,000 to 30,000,000 shares. After the private placement, the Company shifted its business plan to focus on acquiring undervalued companies including those in the Greater China region.

On May 12, 2017, the Company acquired all of the issued and outstanding shares of Lee Tat from Mr. Koon Wing CHEUNG, Lee Tat’s sole shareholder, in exchange for 219,222,938 shares of our issued and outstanding common stock. In connection with the Lee Tat acquisition, Miky Wan resigned from her positions as Chief Executive Officer and Chief Operating Officer and Koon Wing CHEUNG and Yongwei HU were appointed to serve as our Chief Executive Officer and Chief Operating Officer, respectively, and also as our directors. In addition, Anthony H.H. CHAN and Alice K. M. TANG resigned from their positions as directors, and Zhigang LIAO and Weiming CHEN were appointed to fill the vacancies created by their resignations. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of Lee Tat.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Prior to the acquisition, the Company was considered as a shell company due to its nominal assets and limited operation. Upon the acquisition, Lee Tat will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, Lee Tat is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of Lee Tat, and the Company’s assets, liabilities and results of operations will be consolidated with Lee Tat beginning on the acquisition date. Lee Tat was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (Lee Tat). Historical stockholders’ equity of the accounting acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

The Company, through its subsidiaries, mainly engages in the provision of truckload transportation service in Hong Kong, in which the Company utilizes its owned trucks or independent contractor owned trucks for the pickup and delivery of freight from port to the designated destination, upon the customers’ request.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Cosmo Group International Holdings Limited	British Virgin Islands	Investment holding	50,000 shares at US$1 each	100%

Asia Cosmos Group (Hong Kong) Limited	Hong Kong	Corporate	10,000 ordinary shares at HK$1 each	100%

Lee Tat Transportation International Limited	Hong Kong	Logistic and delivery	10,000 ordinary shares at HK$1 each	100%

COSG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE–3	GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As shown in the accompanying financial statements, the Company suffered from a negative working capital of $91,281 and capital deficit of $29,266 as at June 30, 2017.

The continuation of the Company is dependent upon the continuing financial support of its stockholders. Management believes this funding will continue, and is also actively seeking new investors to obtain the additional fund to finance its operating activities. Management believes the existing stockholder or external borrowings will provide the additional cash to meet the Company’s obligations as it become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The condensed consolidated financial statements include the financial statements of COSG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2017, there was no allowance for doubtful accounts.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Service vehicle	8 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended June 30, 2017 and 2016 was $4,958 and $4,990, respectively.

Depreciation expense for the six months ended June 30, 2017 and 2016 was $9,917 and $9,979, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2017 and 2016.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

Revenue is recognized in full upon completion of delivery to the receiver’s location.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three and six months ended June 30, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2017, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 835-30, “Imputation of Interest”.

•	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiaries in Hong Kong maintain their books and records in their local currency, Hong Kong Dollars ("HK$"), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Hong Kong.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and note payable): cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term bank borrowings and note payable approximate the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE–5	AMOUNTS DUE TO RELATED PARTIES

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Balances due to related parties:
Koon Wing CHEUNG, Chief Executive Officer and Director	$5,117	$41,306
Cosmos Links International Holding Limited	34,631	–
Asia Cosmos Group Limited	10,000	–
Asia Cosmos Wealth Management Limited	1	–

	$49,749	$43,106

The balances were unsecured, interest-free and repayable upon demand. Imputed interest from related party loan is not significant.

NOTE–6	OBLIGATION UNDER FINANCE LEASE

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through May 29, 2020, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Finance lease	$59,458	$71,022
Less: interest expense	(1,125)	(2,265)

Net present value of finance lease	$58,333	$68,757

Current portion	$20,000	$20,124
Non-current portion	38,333	48,633

Total	$58,333	$68,757

As of June 30, 2017, the maturities of the finance lease for each of the three years are as follows:

Years ending June 30:
2018	$20,000
2019	20,000
2020	18,333

Total	$58,333

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–7	INCOME TAXES

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of June 30, 2017, the operation in the United States of America incurred $1,842,542 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $626,464 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate of 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2017 and 2016 is as follows:

	Six months ended June 30,
	2017	2016

Income (loss) before income taxes from HK operation	$3,443	$(63,147)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	568	(10,419)
Tax effect from non-deductible items	1,636	1,646
Tax effect from deductible items	(1,977)	(2,777)
Tax losses	(227)	11,550
Income tax expense	$–	$–

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Deferred tax liabilities:
Accelerated depreciation	$13,132	$12,871

Deferred tax assets:
Net operating loss carryforwards	4,768	5,026
Less: valuation allowance	(4,768)	(5,026)
Deferred tax assets, net	$–	$–

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of June 30, 2017, the Company incurred $29,075 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $4,768 at June 30, 2017, on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE–8	STOCKHOLDERS’ EQUITY

The Company has 500,000,000 common shares authorized with a par value of $0.001 per share.

On January 13, 2017, prior to the reverse merger with Lee Tat, COSG issued 200,000,000 shares of its common stock for cash proceed of $200,000 for working capital purpose.

On May 12, 2017, the Company completed the acquisition of 100% equity interest in Lee Tat Transportation International Limited in exchange of 219,222,938 shares of its common stock. These common stocks were subsequently issued to the shareholders of Lee Tat Transportation International Limited.

As of June 30, 2017, the Company had a total of 429,848,898 shares of its common stock issued and outstanding.

NOTE–9	RELATED PARTY TRANSACTIONS

Advances from Stockholder

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Free Office Space from its Stockholder

The Company has been provided office space by its stockholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying financial statements, the Company has no other significant or material related party transactions during the periods presented.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–10	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and six months ended June 30, 2017 and 2016, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

		Three months ended June 30, 2017			June 30, 2017
Customers		Sales	Percentage of sales		Accounts receivable

Customer B		$73,022	40%		$–
Customer C		57,302	32%		–

	Total:	$130,324	72%	Total:	$–

		Six months ended June 30, 2017			June 30, 2017
Customers		Sales	Percentage of sales		Accounts receivable

Customer B		$139,472	50%		$–
Customer C		57,302	21%		–

	Total:	$196,774	71%	Total:	$–

	Three months ended June 30, 2016		June 30, 2016
	Sales	Percentage of sales	Accounts receivable

Customer A	$19,002	21%	$–
Customer B	21,816	24%	–
Customer C	33,729	37%	–

	$74,547	82%	$–

	Six months ended June 30, 2016		June 30, 2016
	Sales	Percentage of sales	Accounts receivable

Customer A	$19,002	10%	$–
Customer B	21,816	12%	–
Customer C	33,729	18%	–

	$74,547	40%	$–

All customers are located in Hong Kong.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)       Major vendors

For the three and six months ended June 30, 2017, one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 10% of the Company’s operating cost amounting to $11,346 and $20,775, respectively with $0 of accounts payable at June 30, 2017.

For the three and six months ended June 30, 2016, one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 18% of the Company’s operating cost amounting to $19,627 and $30,272, respectively with $0 of accounts payable at June 30, 2016.

All vendors are located in Hong Kong.

(c)       Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d)       Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2017, borrowing under finance lease was at fixed rate.

NOTE–11	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

As of June 30, 2017, the Company has no material commitments under operating leases.

(b)	Capital commitment

As of June 30, 2017, the Company has no material capital commitments in the next twelve months.

NOTE–12	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2017, up through the date the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material recognizable subsequent events.

 ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “$” refer to the legal currency of the United States. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Overview

We are a specialty commercial logistic company that provides timely and reliable logistics and delivery services to commercial clients located in Hong Kong. We offer service to the cable supply industry in Hong Kong, and expect to provide small parcel delivery service in cities near Shanghai in the near future. We conduct our business operations through Lee Tat Transportation Int’l Limited, our wholly owned Hong Kong subsidiary (“Lee Tat”). Lee was organized as a private limited liability company on August 11, 2014, in Hong Kong. We acquired Lee Tat on May 12, 2017.

We are at a development stage company and reported a net income of $19,166 and $37,366 for the years ended December 31, 2016 and 2015, respectively. We had current assets of $47,863 and current liabilities of $75,130 as of December 31, 2016. As of December 31, 2015, our current assets and current liabilities were $46,541 and $94,771, respectively. Our auditors have prepared our financial statements for the years ended December 31, 2016 and 2015 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations

Comparison of the three months ended June 30, 2017 and June 30, 2016

As of June 30, 2017, we suffered from a working capital deficit of $91,281. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended June 30, 2017, compared to the three months ended June 30, 2016:

	Three months ended June 30,
	2017	2016

Revenue	$187,664	$90,822
Cost of revenue	(125,393)	(75,839)
Gross profit	62,271	14,983
General and administrative expenses	80,623	43,436
Income (loss) from operation	(18,352)	(28,453)
Total other expense	(560)	(564)
Income tax expense	(53)	(528)
NET LOSS	$(18,965)	$(29,545)

Revenue. We generated revenues of $187,664 and $90,822 for the three months ended June 30, 2017 and 2016. The increase in revenue is attributable to the expansion of our business into Shanghai and our contract with Shanghai Yunda Cargo Limited. We anticipate that our revenues will continue increase in the near future as we further develop our business in the China market.

During the three months ended June 30, 2017, and 2016, the following customers accounted for 10% or more of our total net revenues:

	Three months ended June 30, 2017			June 30, 2017
Customer	Revenues	Percentage of revenues		Accounts receivable
Peaceman Cable Engineering Limited	$73,022	40%		$–
Hip Tung Cables Company Limited	57,302	32%		–
Total:	$130,324	72%	Total:	$–

	Three months ended June 30, 2016			June 30, 2016
Customer	Revenues	Percentage of revenues		Accounts receivable
BBC Cable Engineering Co Limited	$19,002	21%		$–
Peaceman Cables Eng limited	21,816	24%		–
Hip Tung Cables Company Limited	33,729	37%		–
Total:	$74,547	82%	Total:	$–

All customers are located in Hong Kong.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2017, was $125,393, and as a percentage of net revenue, approximately 66.8%. Cost of revenue for the same period ended June 30, 2016, was $75,839. Cost of revenue as a percentage of net revenue for the quarter ended June 30, 2016 was approximately 83.5%. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $62,271 and $14,983 for the quarters ended June 30, 2017, and 2016, respectively. The increase in gross profit is primarily attributable to our increased operational efficiencies.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $80,623 and $43,436 for the quarters ended June 30, 2017, and 2016, respectively. The increase in G&A is primarily attributable to professional, administrative and other fees associated with being a reporting act company.

G&A as a percentage of net revenue was approximately 42.9% and 47.9% for the quarters ended June 30, 2017 and 2016, respectively. As a general matter, we expect our G&A to increase in the foreseeable future as we expand our business operations, including an anticipated increase in employees.

Other Income, net. We incurred net other expenses of $560 for the quarter ended June 30, 2017, as compared to $564 for the quarter ended June 30, 2016. Our net other expenses for the quarters ended June 30, 2017 and 2016 consisted primarily of interest expenses.

Income Tax Expense. Our income tax expenses for the quarters ended June 30, 2017 and 2016 was $53 and $528, respectively. The decrease in income tax expenses was primarily attributable to the larger net loss that we incurred as a result of greater operating expenses.

Net Loss. During the quarter ended June 30, 2017, we incurred a net loss of $18,965, as compared to $29,545 for the same period ended June 30, 2016. The increase in net loss is primarily attributable to increased general and administrative expenses resulting from being a reporting act company.

Comparison of the six months ended June 30, 2017 and June 30, 2016

The following table sets forth certain operational data for the six months ended June 30, 2017, compared to the six months ended June 30, 2016:

	Six months ended June 30,
	2017	2016

Revenue	$279,382	$185,781
Cost of revenue	(200,980)	(168,045)
Gross profit	78,402	17,736
General and administrative expenses	126,837	79,757
Income (loss) from operation	(48,435)	(62,021)
Total other expense	(983)	(1,126)
Income tax expense	(262)	(1,131)
NET LOSS	$(49,680)	$(64,278)

Revenue. We generated revenues of $279,382 and $185,781 for the six months ended June 30, 2017 and 2016. The increase in revenue is attributable to the expansion of our business into Shanghai and our contract with Shanghai Yunda Cargo Limited. We anticipate that our revenues will continue increase in the near future as we further develop our business in the China market.

During the six months ended June 30, 2017, and 2016, the following customers accounted for 10% or more of our total net revenues:

	Six months ended June 30, 2017			June 30, 2017
Customer	Revenues	Percentage of revenues		Accounts receivable
Peaceman Cable Engineering Limited	$139,472	50%		$–
Hip Tung Cables Company Limited	57,302	21%		–
Total:	$196,774	71%	Total:	$–

	Three months ended June 30, 2016			June 30, 2016
Customer	Revenues	Percentage of revenues		Accounts receivable
BBC Cable Engineering Co Limited	$19,002	10%		$–
Peaceman Cable Engineering Limited	21,816	12%		–
Hip Tung Cables Company Limited	33,729	18%		–
Total:	$74,547	40%	Total:	$–

All customers are located in Hong Kong.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2017, was $200,980, and as a percentage of net revenue, approximately 71.9%. Cost of revenue for the same period ended June 30, 2016, was $168,045. Cost of revenue as a percentage of net revenue for the quarter ended June 30, 2016 was approximately 90.5%. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $78,402 and $17,736 for the six months ended June 30, 2017, and 2016, respectively. The increase in gross profit is primarily attributable to our increased operational efficiencies.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $126,837 and $79,757 for the six months ended June 30, 2017, and 2016, respectively. The increase in G&A is primarily attributable to professional, administrative and other fees associated with being a reporting act company.

G&A as a percentage of net revenue was approximately 45.4% and 42.9% for the six months ended June 30, 2017 and 2016, respectively. As a general matter, we expect our G&A to increase in the foreseeable future as we expand our business operations, including an anticipated increase in employees.

Other Income, net. We incurred net other expenses of $983 for the six months ended June 30, 2017, as compared to $1,126 for the same period ended June 30, 2016. Our net other expenses for the six months ended June 30, 2017 and 2016 consisted primarily of interest expenses.

Income Tax Expense. Our income tax expenses for the six months ended June 30, 2017 and 2016 was $262 and $1,131, respectively. The decrease in income tax expenses was primarily attributable to the larger net loss that we incurred as a result of greater operating expenses.

Net Loss. During the six months ended June 30, 2017, we incurred a net loss of $49,680, as compared to $64,278 for the same period ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $12,369, accounts receivable of $6,501 and incurred a net loss of $49,680 for the six months ended June 30, 2017. As of December 31, 2016, we had cash and cash equivalents of $1,581, accounts receivable of $46,282 and incurred a net loss of $183,832.

We expect to incur significantly greater expenses in the near future as we expand our business or enter into strategic partnerships. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being reporting act company, including directors’ and officers’ insurance and increased professional fees.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Going Concern Uncertainties

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(34,192)	$(21,181)
Net cash (used in) provided by investing activities	–	–
Net cash generated from financing activities	44,980	19,766

Net Cash Generated From (Used In) Operating Activities.

For the six months ended June 30, 2017, net cash used in operating activities was $34,192, which consisted primarily of a net loss of $49,418 and an decrease in accrued liabilities and other payables of $34,186, offset by decrease in accounts receivable of $39,495, and depreciation of property, plant and equipment of $9,917.

For the six months ended June 30, 2016, net cash used in operating activities was $21,181, which consisted primarily of a net loss of $63,147, an increase in accounts receivable of $35,851 and depreciation of property, plant and equipment of $9,979, offset by a decrease in accrued liabilities and other payables of $3,864.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash (Used In) Generated From Financing Activities.

For the six months ended June 30, 2017, net cash generated from financing activities was $44,980 consisting primarily of proceeds from issue of common stock of $200,000, offset by repayments on a finance lease of $10,000, repayment to related party of $108,831 and repayment to Koon Wing, CHEUNG, our Chief Executive Officer of $36,189

For the six months ended June 30, 2016, net cash generated from financing activities was $19,766, consisting primarily of advances from Koon Wing, CHEUNG, our Chief Executive Officer, of $29,828, offset by repayment on a finance lease of $10,062.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2017:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	49,749	49,749	–	–	–
Commercial commitments
Bank loan repayment	58,333	20,000	38,333	–	–
Total obligations	108,082	69,749	38,333	–	–

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following accounting policies are critical in the preparation of our financial statements.

•	Basis of consolidation

The condensed consolidated financial statements include the financial statements of COSG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2017, there were no allowance for doubtful accounts.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Service vehicle	8 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended June 30, 2017 and 2016 was $4,958 and $4,990, respectively.

Depreciation expense for the six months ended June 30, 2017 and 2016 was $9,917 and $9,979, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2016.

•	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

Revenue is recognized in full upon completion of delivery to the receiver’s location.

•	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three and six months ended June 30, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2017, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 835-30, “Imputation of Interest”.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiaries in Hong Kong maintain their books and records in their local currency, Hong Kong Dollars ("HK$"), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Hong Kong.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and note payable): cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term bank borrowings and note payable approximate the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2017, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1                   Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
10.1	Lee Tat Transportation Service Contract, effective May 1, 2017, by and between Lee Tat Transportation International Limited and Shanghai Yunda Cargo Co., Ltd. (2)
10.2	Lee Tat Transportation Service Contract, effective May 1, 2017, by and between Lee Tat Transportation International Limited and Suzhou Yuantong Logistic Company, Ltd. (3)
10.3	Employment Agreement, effective January 1, 2015, by and between Lee Tat Transportation International Limited and Koon Wing Cheung. (2)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

(1) Incorporated by reference from our Form 10-SB filed with the Securities and Exchange Commission on January 19, 2000, under the name Interactive Marketing Technology, Inc.

(2) Incorporated by reference from our Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 23, 2017.

(3) Incorporated by reference from the Amendment No. 2 to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 7, 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS, INC.

	By:	/s/Koon Wing Cheung
Koon Wing Cheung
Chief Executive Officer

Date: August 14, 2017

