Form 10-Q
period 2017-09-30
Cosmos Group Holdings Inc.
filed 2017-11-14
CIK 1706509

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of November 14, 2017, the issuer had outstanding 429,848,898 shares of common stock.

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$20,195	$1,581
Amount due from a related party	63,794	–
Accounts receivable	38,178	46,282

Total current assets	122,167	47,863

Non-current assets:
Property, plant and equipment, net	108,521	124,161

TOTAL ASSETS	$230,688	$172,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,297	$13,700
Amounts due to related parties	69,527	41,306
Income tax payable	7,734	–
Current portion of obligation under finance leases	20,000	20,124

Total current liabilities	172,558	75,130

Non-current liabilities:
Deferred tax liabilities	13,191	12,870
Obligation under finance leases	33,333	48,633

Total non-current liabilities	46,524	61,503

TOTAL LIABILITIES	219,082	136,633

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 429,848,898 and 219,222,938 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	429,849	219,223
Accumulated losses	(418,243)	(183,832)

Total stockholders’ equity	11,606	35,391

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,688	$172,024

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenues, net	$292,944	$90,518	$572,326	$276,299

Cost of revenue	(180,618)	(44,865)	(381,598)	(212,910)

Gross profit	112,326	45,653	190,728	63,389

Operating expenses
General and administrative	(63,100)	(202,402)	(189,937)	(282,159)

Total operating expenses	(63,100)	(202,402)	(189,937)	(282,159)

INCOME (LOSS) FROM OPERATIONS	49,226	(156,749)	791	(218,770)

Other (expense) income:
Interest expense	(563)	(567)	(1,688)	(1,699)
Other income	1	105	143	111
Total other expense	(562)	(462)	(1,545)	(1,588)

INCOME (LOSS) BEFORE INCOME TAXES	48,664	(157,211)	(754)	(220,358)

Income tax expense	(7,792)	(454)	(8,054)	(1,585)

NET INCOME (LOSS)	$40,872	$(157,665)	$(8,808)	$(221,943)

Other comprehensive income (loss):
– Foreign currency translation gain (loss)	–	–	–	–

COMPREHENSIVE INCOME (LOSS)	$40,872	$(157,665)	$(8,808)	$(221,943)

Net income (loss) per share
– Basic	$0.00	$0.00	$0.00	$0.00
– Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding
– Basic	429,848,898	219,222,938	328,407,719	219,222,938
– Diluted	429,848,898	219,222,938	328,407,719	219,222,938

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,808)	$(221,943)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	14,876	14,968
Change in operating assets and liabilities:
Accounts receivable	8,104	35,851
Accounts payable and accrued liabilities	61,597	(4,054)
Income tax payable	7,734	–
Deferred tax liabilities	321	1,585

Net cash provided by (used in) operating activities	83,824	(173,593)

Cash flows from financing activities:
(Repayment to) advances from related parties	(49,786)	191,062
Repayment of finance lease	(15,424)	(15,093)
Net cash (used in) provided by financing activities	(65,210)	175,969

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,614	2,376

BEGINNING OF PERIOD	1,581	4,148

END OF PERIOD	$20,195	$6,524

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for tax	$–	$–
Cash paid for interest	$1,688	$1,699

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Accumulated	Total stockholders’
	No. of shares	Amount	losses	equity

Balance as of January 1, 2017 (restated)	219,222,938	$219,223	$(183,832)	$35,391

Shares issued for acquisition	210,625,960	210,626	(225,603)	(14,977)

Net loss for the period	–	–	(8,808)	(8,808)

Balance as of September 30, 2017	429,848,898	429,849	$(418,243)	$11,606

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 1	BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2016 on Form 10.

NOTE – 2	ORGANIZATION AND BUSINESS BACKGROUND

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Cosmo Group International Holdings Limited	British Virgin Islands	Investment holding	50,000 shares at US$1 each	100%

Asia Cosmos Group (Hong Kong) Limited	Hong Kong	Corporate	10,000 ordinary shares at HK$1 each	100%

Lee Tat Transportation International Limited	Hong Kong	Logistic and delivery	10,000 ordinary shares at HK$1 each	100%

COSG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE – 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

•        Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2017, there was no allowance for doubtful accounts.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

Depreciation expense for the three months ended September 30, 2017 and 2016 was $4,959 and $4,988, respectively.

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $14,876 and $14,968, respectively.

•        Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended September 30, 2017.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three and nine months ended September 30, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2017, the Company did not have any significant unrecognized uncertain tax positions.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement ”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

NOTE – 4	AMOUNTS DUE TO RELATED PARTIES

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Balances due to related parties:
Koon Wing CHEUNG, Chief Executive Officer and Director	$–	$41,306
Cosmos Links International Holding Limited	59,527	–
Asia Cosmos Group Limited	10,000	–
	$69,527	$41,306

The balances were unsecured, interest-free and repayable upon demand. Imputed interest from related party loan is not significant.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 5	OBLIGATION UNDER FINANCE LEASE

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through May 29, 2020, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Finance lease	$59,335	$71,022
Less: interest expense	(6,002)	(2,265)

Net present value of finance lease	$53,333	$68,757

Current portion	$20,000	$20,124
Non-current portion	33,333	48,633

Total	$53,333	$68,757

As of September 30, 2017, the maturities of the finance lease for each of the three years are as follows:

Years ending September 30:
2018	$20,000
2019	20,000
2020	13,333

Total	$53,333

NOTE – 6	INCOME TAXES

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2017	2016
Current tax	$7,733	$–
Deferred tax	321	1,585
Income tax expense	$8,054	$1,585

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of September 30, 2017, the operation in the United States of America incurred $1,868,491 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $635,286 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate of 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine months ended September 30,
	2017	2016

Income (loss) before income taxes from HK operation	$79,154	$(41,923)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	13,060	(6,917)
Tax effect from non-deductible items	2,454	2,469
Tax effect from deductible items	(2,854)	(4,054)
Tax losses	(4,927)	8,502
Income tax expense	$7,733	$–

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Deferred tax liabilities:
Accelerated depreciation	$13,191	$12,870

Deferred tax assets:
Net operating loss carryforwards	–	5,026
Less: valuation allowance	–	(5,026)
Deferred tax assets, net	$–	$–

NOTE – 7	STOCKHOLDERS’ EQUITY

The Company’s authorized share is 500,000,000 common shares with a par value of $0.001 per share.

On January 13, 2017, the Company issued 200,000,000 shares of its common stock for total proceed of $200,000 for work capital purpose.

On May 12, 2017, the Company completed the acquisition of 100% equity interest in Lee Tat Transportation International Limited in exchange of 219,222,938 shares of its common stock. These common stocks were subsequently issued to the shareholders of Lee Tat Transportation International Limited.

As of September 30, 2017, the Company had a total of 429,848,898 shares of its common stock issued and outstanding.

NOTE – 8	RELATED PARTY TRANSACTIONS

Advances from Stockholder

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Free Office Space from its Stockholder

The Company has been provided office space by its stockholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 9	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and nine months ended September 30, 2017 and 2016, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2017			September 30, 2017
Customers	Sales	Percentage of sales		Accounts receivable

Customer A	$78,603	27%		$–
Customer B	86,205	29%		–

Total:	$164,808	56%	Total:	$–

	Nine months ended September 30, 2017			September 30, 2017
Customers	Sales	Percentage of sales		Accounts receivable

Customer A	$218,075	38%		$–
Customer B	143,507	25%		–

Total:	$361,582	63%	Total:	$–

	Three months ended September 30, 2016			September 30, 2016
	Sales	Percentage of sales		Accounts receivable

Customer A	$21,816	24%		$–
Customer B	33,729	37%		–

Total:	$55,545	61%	Total:	$–

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30, 2016		September 30, 2016
	Sales	Percentage of sales	Accounts receivable

Customer A	$91,699	33%	$–
Customer B	40,887	15%	–

Total:	$132,586	48%	$–

All customers are located in Hong Kong.

(b)       Major vendors

No vendor represented more than 10% of the Company’s operating cost for the three and nine months ended September 30, 2017 and 2016.

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

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2017, borrowing under finance lease was at fixed rate.

NOTE – 10	COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

As of September 30, 2017, the Company has no material commitments under operating leases.

(b) Capital commitment

As of September 30, 2017, the Company has no material capital commitments in the next twelve months.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 11	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2017, up through the date the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

We are a specialty commercial logistic company that provides timely and reliable logistics and delivery services to commercial clients located in Hong Kong and Shanghai. We offer service to the cable supply industry in Hong Kong, and provide small parcel delivery agency service in cities near Shanghai in the near future. We conduct our business operations through Lee Tat Transportation Int’l Limited, our wholly owned Hong Kong subsidiary (“Lee Tat”). Lee was organized as a private limited liability company on August 11, 2014, in Hong Kong and has n operating history dating back to 2000. We acquired Lee Tat on May 12, 2017.

As of September 30 2017, we worked with 6 major subcontractor to provide logistics services to commercial clients at a competitive price. All of our subcontractors are located in Hong Kong with the exception of one contractor located in Suzhau, which is near Shanghai.

During the course of our business, we have collected data relating to consumer behavior. We hope to develop a proprietary database and provide data analytics regarding consumer behavior in the commercial logistics industry. We believe that we can leverage this database and accompanying analytics to refine our product and services offerings as well as provide relevant industry knowledge.

Prospects

Looking forward, we expect the growth for Hong Kong’s freight forwarding industry to remain relatively stable, with pricing pressures arising from uncertainty related to trade protectionism, increasing labor, rental and fuel costs and increased competition.

To sustain business growth, we hope to launch a car sharing business in China through our wholly owned subsidiary Asia Cosmos Group (Hong Kong) Limited in the near future. The new business segment is expected to consist of a membership based prepaid car rental program and car rental service search engine. Our car sharing services n\will allow members to enjoy discounted car rentals in a global major city. On October 27, 2017, we held a soft launch event for our car sharing business in the City of Foshan and received a nonbinding intent of cooperation from Xi Yue Yi Car Rental Co, a car sharing service provider.

We also expect to create a proprietary database of information relating to our car sharing, which we hope to be synergistic with our existing logistic data

We are at a development stage company and reported a net loss of $8,808 for the nine months ended September 30, 2017, and $19,166 for the year ended December 31, 2016, respectively. We had current assets of $47,863 and current liabilities of $75,130 as of December 31, 2016. Our auditors have prepared our financial statements for the years ended December 31, 2016 and 2015 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations

Comparison of the three months ended September 30, 2017 and September 30, 2016

As of September 30, 2017, we suffered from a working capital deficit of $50,391. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended September 30, 2017, compared to the three months ended September 30, 2016:

	Three months ended September 30,
	2017	2016

Revenue	$292,944	$90,518
Cost of revenue	(180,618)	(44,865)
Gross profit	112,326	45,653
General and administrative expenses	(63,100)	(202,402)
Income (loss) from operation	49,226	(156,749)
Total other expense	(562)	(462)
Income tax expense	(7,792)	(454)
NET INCOME/(LOSS)	$40,872	$(157,665)

Revenue. We generated revenues of $292,944 and $90,518 for the three months ended September 30, 2017 and 2016. The increase in revenue is attributable to the expansion of our business into Shanghai and our contract with Shanghai Yunda Cargo Limited. We anticipate that our revenues will continue increase in the near future as we further develop our business in the China market.

During the three months ended September 30, 2017, and 2016, the following customers accounted for 10% or more of our total net revenues:

	Three months ended September 30, 2017			September 30, 2017
Customer	Revenues	Percentage of revenues		Accounts receivable
Peaceman Cable Engineering Limited	$78,603	27%		$–
Hip Tung Cables Company Limited	86,205	29%		–
Total:	$164,808	56%	Total:	$–

	Three months ended September 30, 2016			September 30, 2016
Customer	Revenues	Percentage of revenues		Accounts receivable
Peaceman Cable Engineering Limited	$21,816	24%		$–
Hip Tung Cables Company Limited	33,729	37%		–
Total:	$55,545	61%	Total:	$–

All customers are located in Hong Kong.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2017, was $180,618, and as a percentage of net revenue, approximately 61.7%. Cost of revenue for the same period ended September 30, 2016, was $44,865. Cost of revenue as a percentage of net revenue for the three months ended September 30, 2016 was approximately 49.6%. Cost of revenue increased primarily as a result of the increase in our business volume.

For the three months ended September 30, 2017, and 2016, Tak Lee Transportation Co. accounted for $15,254, or 8.5 % of our operating costs, with accounts payable of $0 as of September 30, 2017. For the same period ended September 30, 2016, Tak Lee Transportation Co. accounted for $7,253, or 16.2% of our operating costs, with accounts payable of $0 as of September 30, 2016.

Gross Profit. We achieved a gross profit of $112,326 and $45,653 for the three months ended September 30, 2017, and 2016, respectively. The increase in gross profit is primarily attributable to our increased operational efficiencies.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $63,100 and $202,402 for the three months ended September 30, 2017, and 2016, respectively. The decrease in G&A is primarily reduce in the attributable to professional, administrative and other fees associated with being a reporting act company.

G&A as a percentage of net revenue was approximately 21.5% and 223.6% for the three months ended September 30, 2017 and 2016, respectively. As a general matter, we expect our G&A to increase in the foreseeable future as we expand our business operations, including an anticipated increase in employees.

Other Expenses, net. We incurred net other expenses of $562 for the three months ended September 30, 2017, as compared to $462 for the three months ended September 30, 2016. Our net other expenses for the three months ended September 30, 2017 and 2016 consisted primarily of interest expenses.

Income Tax Expense. Our income tax expenses for the three months ended September 30, 2017 and 2016 was $7,792 and $454, respectively. The increase in income tax expenses was primarily attributable to the larger net gain that we incurred as a result of lesser operating expenses.

Net Income/(Loss). During the three months ended September 30, 2017, we incurred a net income/(loss) of $40,872, as compared to ($157,665) for the same period ended September 30, 2016. The increase in net income is primarily attributable to decreased general and administrative expenses resulting from being a reporting act company.

Comparison of the Nine months ended September 30, 2017 and September 30, 2016

The following table sets forth certain operational data for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016:

	Nine months ended September 30,
	2017	2016

Revenue	$572,326	$276,299
Cost of revenue	(381,598)	(212,910)
Gross profit	190,728	63,389
General and administrative expenses	(189,937)	(282,159)
Income (loss) from operation	791	(218,770)
Total other expense	(1,545)	(1,588)
Income tax expense	(8,054)	(1,585)
NET LOSS	$(8,808)	$(221,943)

Revenue. We generated revenues of $572,326 and $276,299 for the nine months ended September 30, 2017 and 2016. The increase in revenue is attributable to the expansion of our business into Shanghai and our contract with Shanghai Yunda Cargo Limited. We anticipate that our revenues will continue increase in the near future as we further develop our business in the China market.

During the nine months ended September 30, 2017, and 2016, the following customers accounted for 10% or more of our total net revenues:

	Nine months ended September 30, 2017			September 30, 2017
Customer	Revenues	Percentage of revenues		Accounts receivable
Peaceman Cable Engineering Limited	$218,075	38%		$–
Hip Tung Cables Company Limited	143,507	25%		–
Total:	$361,582	63%	Total:	$–

	Nine months ended September 30, 2016			September 30, 2016
Customer	Revenues	Percentage of revenues		Accounts receivable
Peaceman Cable Engineering Limited	$91,699	33%		$–
Hip Tung Cables Company Limited	40,887	15%		–
Total:	$132,586	48%	Total:	$–

All customers are located in Hong Kong.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2017, was $381,598, and as a percentage of net revenue, approximately 66.7%. Cost of revenue for the same period ended September 30, 2016, was $212,910. Cost of revenue as a percentage of net revenue for the quarter ended September 30, 2016 was approximately 77.1%. Cost of revenue increased primarily as a result of the increase in our business volume.

For the nine months ended September 30, 2017, and 2016, Tak Lee Transportation Co. accounted for $29,472, or 7.7% of our operating costs, with accounts payable of $0 as of September 30, 2017. For the same period ended September 30, 2016, Tak Lee Transportation Co. accounted for $15,959, or 7.5% of our operating costs, with accounts payable of $0 as of September 30, 2016.

Gross Profit. We achieved a gross profit of $190,728 and $63,389 for the nine months ended September 30, 2017, and 2016, respectively. The increase in gross profit is primarily attributable to our increased operational efficiencies.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $189,937 and $282,159 for the nine months ended September 30, 2017, and 2016, respectively. The decrease in G&A is primarily reduce in the attributable to professional, administrative and other fees associated with being a reporting act company.

G&A as a percentage of net revenue was approximately 33.2% and 102.1% for the nine months ended September 30, 2017 and 2016, respectively. As a general matter, we expect our G&A to increase in the foreseeable future as we expand our business operations, including an anticipated increase in employees.

Other Expenses, net. We incurred net other expenses of $1,545 for the nine months ended September 30, 2017, as compared to $1,588 for the same period ended September 30, 2016. Our net other expenses for the nine months ended September 30, 2017 and 2016 consisted primarily of interest expenses.

Income Tax Expense. Our income tax expenses for the nine months ended September 30, 2017 and 2016 was $8,054 and $1,585, respectively. The increase in income tax expenses was primarily attributable to the larger net gain that we incurred as a result of lesser operating expenses.

Net Loss. During the nine months ended September 30, 2017, we incurred a net loss of $8,808, as compared to $221,943 for the same period ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $20,195, accounts receivable of $38,178 and incurred a net loss of $8,808 for the nine months ended September 30, 2017. As of December 31, 2016, we had cash and cash equivalents of $1,581, accounts receivable of $46,282 and incurred a net loss of $221,943.

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

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$83,824	$(173,593)
Net cash (used in) provided by investing activities	–	–
Net cash (used in) provided by financing activities	(65,210)	175,969

Net Cash Provided By (Used In) Operating Activities.

For the nine months ended September 30, 2017, net cash provided by operating activities was $83,824, which consisted primarily of a net loss of $8,808 offset by decrease in accounts receivable of $8,104, an increase in accounts payable and accrued liabilities of $61,597 and depreciation of property, plant and equipment of $14,876.

For the nine months ended September 30, 2016, net cash used in operating activities was $173,593, which consisted primarily of a net loss of $221,943, an decrease in accounts receivable of $35,851 and depreciation of property, plant and equipment of $14,968, offset by a decrease in accounts payable and accrued liabilities of $4,054.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash (Used In) Provided By Financing Activities.

For the nine months ended September 30, 2017, net cash used in financing activities was $65,210 consisting primarily of offset by advances from Koon Wing, CHEUNG, our Chief Executive Officer of $49,786 and repayments on a finance lease of $15,424.

For the nine months ended September 30, 2016, net cash provided by financing activities was $175,969, consisting primarily of advances from Koon Wing, CHEUNG, our Chief Executive Officer, of $191,062, offset by repayment on a finance lease of $15,093.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2017:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	69,527	69,527	–	–	–
Commercial commitments
Finance lease repayment	53,333	20,000	33,333	–	–
Total obligations	122,860	89,527	33,333	–	–

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

•        Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2017, there were no allowance for doubtful accounts.

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

Depreciation expense for the three months ended September 30, 2017 and 2016 was $4,959 and $4,988, respectively.

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $14,876 and $14,968, respectively.

•        Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended September 30, 2017.

•        Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

For the three and nine months ended September 30, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2017, the Company did not have any significant unrecognized uncertain tax positions.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement ”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2017, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(2) Incorporated by reference from our Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 23, 2017.

(3) Incorporated by reference from the Amendment No. 2 to our Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS, INC.

	By:	/s/Koon Wing Cheung
Koon Wing Cheung
Chief Executive Officer

Date: November 14, 2017

