Form 10-K
period 2017-12-31
Cosmos Group Holdings Inc.
filed 2018-03-23
CIK 1706509

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54288

COSMOS GROUP HOLDINGS INC.

(Exact name of registrant as specified in its charter)

NEVADA	22-3617931
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Rooms1705-6, 17th Floor, Tai Yau Building, No. 181 Johnston Road Wanchai, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +852 3188 9363

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017, based upon the closing sale price reported by the Over-the-Counter Bulletin Board on that date: US$9,796,929.25.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 19, 2018
Common Stock, US$0.001 par value per share	21,492,933 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

i

PART I

Forward Looking Statements

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth, our ability to successfully make and integrate acquisitions, new product development and introduction, existing government regulations and changes in, or the failure to comply with, government regulations, adverse publicity, competition, the loss of significant customers or suppliers, fluctuations and difficulty in forecasting operating results, change in business strategy or development plans, business disruptions, the ability to attract and retain qualified personnel, the ability to protect technology, and the risk of foreign currency exchange rate. Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We are a Hong Kong based specialty commercial logistic company and vehicle sales and leasing company. Our specialty commercial logistic company operates through Lee Tat Transportation Int’l Limited, our wholly owned Hong Kong subsidiary (“Lee Tat”), and provides timely and reliable logistics and delivery services to commercial clients located in Hong Kong. We offer service to the cable supply industry in Hong Kong, and expect to provide small parcel delivery service in cities near Shanghai in the near future. Lee Tat was organized as a private limited liability company on August 11, 2014, in Hong Kong. We acquired Lee Tat on May 12, 2017.

In October 2017, we held a soft launch of our vehicle sales and leasing business in Guangdong, China, with the intent to commence a vehicle leasing business in China through Asia Cosmos Group (Hong Kong) Limited, our wholly owned Hong Kong subsidiary, and Foshan Cosmos Xi Yue Car Rental Co. Ltd., a wholly foreign-owned enterprise incorporated in China. Based on the positive feedback from our marketing efforts, we began providing group car buying services, adopting a discount sale strategy to stand out in the auto market.

We expect to continue exploring market opportunities in the auto markets in China and America, especially the synergy and application with big data in the near future. We anticipate that our vehicle sales business, which is expected to include an O2O platform solution, will provide membership based vehicles sales, resale platform, maintenance and related ancillary services and benefits.

Our corporate organization chart is below.

We reported a net (loss) income of $(127,642) and $19,166 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, our current assets and current liabilities were $370,248 and $545,386, respectively. We had current assets of $47,863 and current liabilities of $75,130 as of December 31, 2016. Our auditors have prepared our financial statements for the years ended December 31, 2017 and 2016 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

History

We were incorporated in the state of Nevada on August 14, 1987, under the name Shur De Cor, Inc. and engaged in developing certain mining claims. In April 1999, Shur De Cor merged with Interactive Marketing Technology, a New Jersey corporation that was engaged in the business of developing and direct marketing of consumer products. As the surviving company, Shur De Cor changed its name to Interactive Marketing Technology, Inc. Shur De Cor's then management resigned and the management of Interactive New Jersey became the Company’s management. The prior management of Shur De Cor retained Shur De Cor’s business and assets. After that acquisition, the Company, through a wholly owned subsidiary, IMT's Plumber, Inc., produced, marketed, and sold a licensed product called the Plumber's Secret, which was discontinued in fiscal 2001. In May 2002, the Company ceased to actively pursue its product development and marketing business and actively sought to either acquire a third party, merge with a third party or pursue a joint venture with a third party in order to re-enter its former business of development and direct marketing of proprietary consumer products in the United States and worldwide.

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

On September 27, 2016, Peter Tong and Calvin Lai resigned from all of their positions with the Company. Connie Y.M. Kwok was appointed to serve as the Secretary and Miky Wan, our Chief Executive Officer, was appointed to serve as the interim Chief Financial Officer.

On January 13, 2017, the Company sold 200,000,000 shares of its common stock to ACOSG at a per share price of $0.001 per share for aggregate consideration of US $200,000. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to ACOSG.

Acquisition of Lee Tat, Our Logistics Business

On May 12, 2017, we acquired all of the issued and outstanding shares of Lee Tat from Mr. Koon Wing CHEUNG, Lee Tat’s sole shareholder, in exchange for 219,222,938 shares of our issued and outstanding common stock. In connection with the Lee Tat acquisition, Miky Wan resigned from her positions as Chief Executive Officer and Chief Operating Officer and Koon Wing CHEUNG and Yongwei HU were appointed to serve as our Chief Executive Officer and Chief Operating Officer, respectively, and also as our directors. In addition, Anthony H.H. CHAN and Alice K. M. TANG resigned from their positions as directors, and Zhigang LIAO and Weiming CHEN were appointed to fill the vacancies created by their resignations. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of Lee Tat.

Vehicle Sales and Leasing Business

During the fourth quarter of 2017, we engaged in two months of research and promotional activity in the China auto market. On October 27, 2017, we held a soft launch event for our car sales and leasing business in the City of Foshan and obtained a nonbinding intent of cooperation from Xi Yue Yi Car Rental Co, a car sales and leasing service provider. We commenced our auto sales business in November 2017 through Asia Cosmos Group (Hong Kong) Limited, our wholly owned Hong Kong subsidiary, and Foshan Cosmos Xi Yue Car Rental Co. Ltd a wholly foreign-owned enterprise incorporated in China. Based upon the positive feedback received from our marketing efforts, especially with respect to our discount sales strategy, we decided to restructure our group of companies and especially of Asia Cosmos Group (Hong Kong) Limited on November 30, 2017, to Giant Merit Development Holdings Limited, an offshore entity, to better take advantage of this valuable independent sector.

We expect to continue exploring market opportunities in the auto markets in China and America, especially the synergy and application with big data in the near future. We anticipate that our vehicle sales business, which is expected to include a O2O platform solution, will provide membership based vehicles sales, resale platform, maintenance and related ancillary services and benefits. We believe the vehicle sales and leasing business could be a high growth market, especially if implemented through our ecosystem.

Effective February 6, 2018, we engaged in a 1:20 reverse split of our common stock so that each twenty shares of issued and outstanding common stock were exchanged for one share.

Market Overview

The Logistics Market

According to The Statistics Portal in 2017, China is the world's largest express delivery market, with total parcel volume of 31 billion in 2016, approximately 1.5 times the total parcel volume of the United States. The logistics industry in China is at an earlier stage of development compared to the United States, and the majority of players focus on one particular logistics sub-segment, such as express delivery, or a limited number of logistics service categories.

The express delivery market is in turn driven by China's fast growing e-commerce market, which has created a strong demand for reliable and express delivery services. According to iResearch, China’s e-commerce Gross Merchandise Value (GMV) totaled 20.2 trillion Yuan in 2016, increasing by 23.1% compared with 2015. Online shopping with growth rate of 23.9% and local life O2O with growth of 28.2% were important roles which fueled the development of e-commerce in 2016. Some leading Chinese e-commerce platforms, such as Alibaba and JD.com, have completed millions of online sale and purchase transactions. In addition, "micro-merchants" who promote and sell their merchandise on social networking and other mobile platforms have also become an emerging key growth driver of the express delivery industry in China.

According to the iResearch Report, China's express delivery service providers generally fall into the following two major categories:

A.       "Network partner" model.

A majority of China's private domestic express delivery service providers operate under the "network partner" model, which is a subcontracting business model. The top four domestic express delivery companies that operate under this model, namely ZTO Express, STO Express, YTO Express and Yunda Express, are commonly referred to as the "Tongda Operators". Market shares of these four companies in 2017 in terms of parcel volume were 14.4%, 10.4%, 14.3% and 10.3%, respectively, according to the iResearch Report. These players typically operate a logistics network by focusing on the build-out and operations of the core sorting hubs and line-haul transportation assets while relying on network partners to carry out pickup and last-mile deliveries. As a result of these unique characteristics, the Tongda Operators have the ability to rapidly scale up and expand their networks to meet the demands from the fast-growing e-commerce industry while limiting their capital expenditures.

B.       "Direct" model.

EMS (a subsidiary of China Post) and SF Express are examples of Chinese express delivery operators that have adopted the "direct" model. Under this model, operators offer a spot to spot delivery service by its own operation team. Market shares of EMS and SF Express in 2017 in terms of parcel volume were 5.7% and 7.7%, respectively, according to the iResearch Report.

We believe the network partner model is best suited to support the enormous growth of the e-commerce industry in China. This model enables the express delivery companies to serve a fragmented merchant and consumer base and seasonal demand of the e-commerce industry.

In addition to robust economic and e-commerce growth, the growth of China’s express delivery companies is supported by favorable government policies that stimulate infrastructure development in rural areas which allows for increased penetration of express delivery services. We believe that the express delivery industry will also have new growth opportunities in the cross-border e-commerce market as well as adjacent logistics markets including less-than-truckload business.

Our Business

Logistics Business

Lee Tat Transportation Int’l Limited was originally formed as a sole proprietorship in August 11, 1995, and was incorporated on August 11, 2014. Prior to our acquisition, Lee Tat was wholly owned by Koon Wing CHEUNG, its Chief Executive Officer and Chief Financial Officer. Lee Tat initially provided express delivery for commercial clients, delivering small goods to factories and offices in Hong Kong. In 2016, Lee Tat’s conducted its business solely in Hong Kong.

In 2005 in response to the relocation of many local factories to mainland China, we began to focus on providing express delivery and logistic services to local cable and data equipment suppliers, delivering goods to their customers such as construction companies. Hong Kong is a well-developed city with respect to wireless and telecom communication. Because the useful life of cable is 5-10 years and data equipment is 3 years, there is a high demand for equipment replacement. As most of the repairing work happens in night-time, many small and medium cable suppliers outsource to logistic companies to deliver their products to their customers. We currently serve up to 70% of cable suppliers and cable trading companies in Hong Kong and deliver cable wire material to different contracting sites.

We provide our delivery services through direct delivery (Direct Model) and through our network of subcontractors (Network Model) as well as other custom value-added logistics services. In Hong Kong, we direct deliver small goods and primarily work with six network business sub-contractors to find the most competitive partner to deliver our client’s cable products. The lifecycle of a typical delivery is briefly described below.

Work flow of a typical delivery

Step 1: Parcel Pickup.

Our courier team collects the parcel from the sender once it receives a delivery order. Unless the sender chooses pay-at-arrival service, our pickup team collects the delivery service fee from the sender at the time of pickup. The pickup team collects and sends the parcels to our centralized control sorting hub in Suzhou twice per day. Typically, parcels that are picked up before 9 a.m. will be shipped to the hub on the same day. Through each waybill, we assign a unique tracking number and corresponding barcode to each parcel. The waybills, coupled with our automated systems, allow us to track the status of each individual parcel throughout the entire pickup, sorting and delivery process.

Step 2: Parcel Sorting and Transportation.

Upon receipt of parcels shipped from various pickup outlets within its coverage area, the sorting hub sorts, further packs and dispatches the parcels to the destination by the courier team. Barcodes on each waybill attached to the parcels are scanned as they go through each sorting and transportation gateway allowing us to track the progress of each parcel.

Step 3: Parcel Delivery.

Parcels are then delivered to the recipients by our network delivery team. Once the recipient signs on the waybill to confirm receipt, a full service cycle is completed and the settlement of delivery service fee promptly ensues on our network payment settlement system.

Pricing determination

Pricing of our services is based on our operating costs, service requested, fees assessed by our network partners, market conditions and competition. We participate in a fee sharing arrangement in which the pickup and delivery outlets share the delivery service fees of each delivery order. When we deliver through our network partners, we allocate a portion of the services fees, or network transit fees, to our network partners for express delivery services. The fee typically consists of a fixed amount for a waybill attached to each parcel and a variable per parcel amount based on parcel weight and route. Historically, delivery service fees charged by our network partners have experienced declines due in part to market competition. Based on the market conditions and our cost base, we may evaluate and adjust our service pricing from time to time. The average revenue of a typical parcel delivery is US$102.

We leverage our subcontractor network to reduce costs and generate fees. Before initiating deliveries through our network partners, we are able to search through our system to compare and find the most competitive pricing for pick up and last mile deliveries. This arrangement allows us to control our per parcel costs. Because our network is transparent, our delivery subcontractors are able to directly connect with other member logistic service suppliers. When these third parties directly connect, we benefit through fee rebates provided by our network partner, Suzhou Hexie Yuantong Logistic Company Limited. We facilitate these connections by providing information and guidance on valuation of the transferred business with participation by both sides.

In light of the competitive nature of our market, we believe that our success will depend upon the reliability and quality of services provided and cost management. As a general matter, we strive to maintain high quality services and meet customer satisfaction. We believe that we have established systems and procedures to achieve service standardization and quality control over the services provided by us and our network partners. We constantly monitor and seek to improve on a series of key service quality indicators such as delivery delay rate, complaint rate and damaged parcel rate. Further, we believe that our focus on the cable and data equipment industry provides a competitive advantage that has enabled us to provide valued added services to better able to meet the specific needs of our customers.

Termination of China Expansion

Effective May 1, 2017, and expiring April 30, 2022, we agreed to provide certain logistics and delivery services to Shanghai Yunda Cargo Company Limited (“Yunda”), in accordance with the terms of that certain Lee Tat Transportation Service Contract, of the Transportation Service Contract. Pursuant to the agreement, Yunda agreed to provide to us not less than RMB 12 million (US $1.76 million) of revenue from cargo business per year. We expected to provide cross-border delivery and logistics services in Shanghai and nearby cities pursuant to the terms of the Transportation Service Contract.

We began operations in China in July 2017. We initially anticipated providing door-to-door cross-border and domestic logistics service for small goods deliveries through subcontractors and network partners to reach and serve fragmented and geographically dispersed merchants at a minimized fixed operation cost. After a quarter trial period, management concluded that the business operations in Suzhou and Shanghai were not cost efficient, and that the profit margins could not meet our expectations. While we are still a party to the Transportation Service Contract, we are reassessing our business analysis of this business relationship.

The foregoing description of the Transportation Service Contract is qualified in its entirety by reference to the Transportation Service Contract, which is filed as Exhibit 10.1 to this Registration Statement and incorporated herein by reference.

During the course of our business, we have collected data relating to consumer behavior. We hope to develop a proprietary database and provide data analytics regarding consumer behavior in the commercial logistics and vehicle sales and leasing industries. We believe that we can leverage this database and accompanying analytics to refine our product and services offerings as well as provide relevant industry knowledge.

Vehicle Sales and Leasing Business

On October 27, 2017, we held a soft launch event for our car sales and leasing business in the City of Foshan and received a nonbinding intent of cooperation from Xi Yue Yi Car Rental Co, a car sales and leasing service provider. After a two month research and soft launch, we established our auto sales business in November 2017 through Asia Cosmos Group (Hong Kong) Limited, our wholly owned Hong Kong subsidiary, and Foshan Cosmos Xi Yue Car Rental Co. Ltd, a wholly foreign-owned enterprise incorporated in China. Based upon the positive feedback received from our marketing efforts, especially with respect to our discount sales strategy, we decided to restructure our group of companies and especially of Asia Cosmos Group (Hong Kong) Limited on November 30, 2017, to Giant Merit Development Holdings Limited, an offshore entity, to better take advantage of this valuable independent sector.

We expect to continue to explore the opportunity of the auto market in China and America, especially the synergy and application with big data in the near future. We hope to establish a vehicle sales and related business, which will provide membership based vehicles sales, resale platform, maintenance and related ancillary services and benefits. We expect to offer members of our vehicle sales and leasing business the opportunity to purchase vehicles, vehicle insurance, vehicle repair services and other perks and benefits at a discounted price. We hope to offer memberships at the corporate and individual levels. We expect a standard to extend for an eighteen-month period, and contract fees will vary based upon the make and number of vehicles selected. Membership fees will be nonrefundable and payable in full upon the commencement of membership.

We expect a member to receive his vehicle directly from the dealer during the seventh month of his membership. During the membership period, a member will be entitled to take advantage of our perks and benefits such as discounted insurance and repair service pricing. Any loss or damage to the vehicle during the membership period will be borne by the member. Upon the expiration of the eighteen-month period, the member will be entitled to retain his vehicle.

In order to provide our members with competitive vehicle pricing and an attractive package of benefits, we are in the process of negotiating bulk pricing arrangements with local car dealers, repair service shops, insurance brokers and other related service providers.

We may organically develop our vehicle sales and leasing business segment or acquire an existing auto service enterprise with an experienced operation team. In the interim, we expect to focus on the marketing research and the development of our business plan.

Sales and Marketing.

We expect to continue to focus on providing express delivery and logistic services to cable and data equipment suppliers in Hong Kong and mainland China. We anticipate focusing on business to business marketing, cold callings or attending local chamber of commerce events to obtain customers. We are in the process of focusing and consolidating our Hong Kong and Shanghai operations. We expect to sustain and consolidate the existing business in Hong Kong. Our branch in Hong Kong will also support our Shanghai client (Yunda) and the Suzhou office for cross border logistic and delivery. We expect our Suzhou team to continue operations with a focus on developing business in Foshan, with our Suzhou business partner servicing the actual deliveries.

Major Customers.

All of our major customers are located in Hong Kong. During the year ended December 31, 2017, and 2016, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2017		December 31, 2017
	Revenues	Percentage of revenues	Accounts receivable
Peaceman Cable Engineering Limited	$295,534	38%	$–
Hip Tung Cables Company Limited	183,390	24%	–
TOTAL	478,924	62%	–

	Year ended December 31, 2016		December 31, 2016
	Revenues	Percentage of revenues	Accounts receivable
Peaceman Cable Engineering Limited	$172,971	39%	$32,777
Hip Tung Cables Company Limited	84,926	19%	–
TOTAL	257,897	58%	32,777

We have a delivery operations team in Hong Kong consisting of two trucks, two drivers, and six network partners that pick up stocks for us and complete the delivery process. Generally, we are not a party to any long-term agreements with our customers. From time to time, we may enter into long term contracts similar to the Transportation Service with major customers and subcontract the performance of the performance of the contract to corresponding network partner according to the price and area.

Major Network Partners.

All of our major vendors are located in Hong Kong. For the year ended December 31, 2017, one vendor, Po Won Transport Company Limited represented more than 10% of the Company’s operating cost. This vendor accounted for 14% of the Company’s operating cost amounting to $48,246 with $0 of accounts payable.

For the year ended December 31, 2016, one vendor, Tak Lee Transportation Company represented more than 10% of the Company’s operating cost. This vendor accounted for 23% of the Company’s operating cost amounting to $26,862 with $0 of accounts payable.

Seasonality.

Our logistics business is highly dependent upon the e-commerce industry in Hong Kong and China. In Hong Kong and China, we experience peak demand for our services during the double eleven festival and the Chinese New Year celebrations.

Insurance.

We maintain certain insurance in accordance customary industry practices in Hong Kong. Under Hong Kong law it is a requirement that all employers in the city must purchase Employee's Compensation Insurance to cover their liability in the event that their staff suffers an injury or illness during the normal course of their work. Lee Tat maintains Employee’s Compensation Insurance, vehicle insurance and third party risks insurance for the business purposes.

INTELLECTUAL PROPERTY AND PATENTS

We expect to rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our brand and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

In addition, the laws of Hong Kong and the PRC may not protect our brand and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. We expect that our revenue will be derived principally from our operations in Hong Kong and China where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

COMPETITION

We operate in a highly competitive and fragmented industry that is sensitive to price and service. We compete with leading domestic express delivery companies including SF Express, STO Express, YTO Express, Yunda Express and EMS. We also compete with international logistics companies such as federal express and DHL. We may in the future compete against major e-commerce platforms, such as Alibaba and JD.com, if they elect to build or further develop in-house delivery capabilities to serve their logistics needs. Some of our current and prospective competitors have greater financial resources, broader product and service offerings, longer operating histories, larger customer base and greater brand recognition, or they are controlled or subsidized by foreign governments, which enable them to raise capital and enter into strategic relationships more easily. We believe that we compete on the basis of a number of factors, including business model, operational capabilities, pricing and service quality.

EMPLOYEES

Our Chief Executive Officer, Mr. Cheung, and one driver are the sole employees of the Company. In the next twelve months, we expect to engage approximately ten full time employees at our Suzhou logistic hub or Foshan in China, and 2 full time administration staff in Hong Kong for an aggregate of 15 employees as set forth below:

Marketing operator	4
Logistic team	6
Administration Staff	5
Total	15

We are required to contribute to the MPF for all eligible employees in Hong Kong between the ages of eighteen and sixty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2017 and 2016, the MPF contributions by us were $7,701 and $7,028, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

GOVERNMENT AND INDUSTRY REGULATIONS

Hong Kong

Our business is located in Hong Kong are subject to the laws and regulations of Hong Kong governing businesses concerning, in particular labor, occupational safety and health, contracts, tort and intellectual property. Furthermore, we need to comply with the rules and regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients is preserved in Hong Kong, we need to comply with the Hong Kong Personal Data (Privacy) Ordinance.

The Employment Ordinance is the main piece of legislation governing conditions of employment in Hong Kong since 1968. It covers a comprehensive range of employment protection and benefits for employees, including Wage Protection, Rest Days, Holidays with Pay, Paid Annual Leave, Sickness Allowance, Maternity Protection, Statutory Paternity Leave, Severance Payment, Long Service Payment, Employment Protection, Termination of Employment Contract, Protection Against Anti-Union Discrimination. In addition, every employer must take out employees’ compensation insurance to protect the claims made by employees in respect of accidents occurred during the course of their employment.

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance, (CAP485). These include enrolling all qualifying employees in MPF schemes and making MPF contributions for them. Except for exempt persons, employer should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries. Pursuant to the said Ordinance, we are required to make MPF contributions for our Hong Kong employees once every contribution period (generally the wage period within 1 month). Employers and employees are each required to make regular mandatory contributions of 5% of the employee’s relevant income to an MPF scheme, subject to the minimum and maximum relevant income levels. For a monthly-paid employee, the minimum and maximum relevant income levels are HK$7,100 and HK$30,000 respectively.

Mainland China

Our logistics operations are and future vehicle sales and leasing operations will be located in China and subject to the general laws in China governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws.

Employment Contracts

The Employment Contract Law was promulgated by the National People’s Congress’ Standing Committee on June 29, 2007 and took effect on January 1, 2008. The Employment Contract Law governs labor relations and employment contracts (including the entry into, performance, amendment, termination and determination of employment contracts) between domestic enterprises (including foreign-invested companies), individual economic organizations and private non-enterprise units (collectively referred to as the “employers”) and their employees.

a.       Execution of employment contracts

Under the Employment Contract Law, an employer is required to execute written employment contracts with its employees within one month from the commencement of employment. In the event of contravention, an employee is entitled to receive double salary for the period during which the employer fails to execute an employment contract. If an employer fails to execute an employment contract for more than 12 months from the commencement of the employee’s employment, an employment contract would be deemed to have been entered into between the employer and employee for a non-fixed term.

b.       Right to non-fixed term contracts

Under the Employment Contract Law, an employee may request for a non-fixed term contract without an employer’s consent to renew. In addition, an employee is also entitled to a non-fixed term contract with an employer if he has completed two fixed term employment contracts with such employer; however, such employee must not have committed any breach or have been subject to any disciplinary actions during his employment. Unless the employee requests to enter into a fixed term contract, an employer who fails to enter into a non-fixed term contract pursuant to the Employment Contract Law is liable to pay the employee double salary from the date the employment contract is renewed.

c.       Compensation for termination or expiry of employment contracts

Under the Employment Contract Law, employees are entitled to compensation upon the termination or expiry of an employment contract. Employees are entitled to compensation even in the event the employer (i) has been declared bankrupt; (ii) has its business license revoked; (iii) has been ordered to cease or withdraw its business; or (iv) has been voluntarily liquidated. Where an employee has been employed for more than one year, the employee will be entitled to such compensation equivalent to one month’s salary for every completed year of service. Where an employee has employed for less than one year, such employee will be deemed to have completed one full year of service.

d.       Trade union and collective employment contracts

Under the Employment Contract Law, a trade union may seek arbitration and litigation to resolve any dispute arising from a collective employment contract; provided that such dispute failed to be settled through negotiations. The Employment Contract Law also permits a trade union to enter into a collective employee contract with an employer on behalf of all the employees.

Where a trade union has not been formed, a representative appointed under the recommendation of a high-level trade union may execute the collective employment contract. Within districts below county level, collective employment contracts for industries such as those engaged in construction, mining, food and beverage and those from the service sector, etc., may be executed on behalf of employees by the representatives from the trade union of each respective industry. Alternatively, a district-based collective employment contract may be entered into.

As a result of the Employment Contract Law, all of our employees have executed standard written employment agreements with us. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

Foreign Exchange Control and Administration

Foreign exchange in China is primarily regulated by:

•	The Foreign Currency Administration Rules (1996), as amended; and

•	The Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Foreign Currency Administration Rules, if documents certifying the purposes of the conversion of RMB into foreign currency are submitted to the relevant foreign exchange conversion bank, the RMB will be convertible for current account items, including the distribution of dividends, interest and royalties payments, and trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loans, securities investment and repatriation of investment, however, is subject to the approval of SAFE or its local counterpart.

Under the Administration Rules for the Settlement, Sale and Payment of Foreign Exchange, foreign-invested enterprises may only buy, sell and/or remit foreign currencies at banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from SAFE or its local counterpart.

As an offshore holding company with a PRC subsidiary, we may (i) make additional capital contributions to our PRC subsidiaries, (ii) establish new PRC subsidiaries and make capital contributions to these new PRC subsidiaries, (iii) make loans to our PRC subsidiaries or consolidated affiliated entities, or (iv) acquire offshore entities with business operations in China in offshore transactions. However, most of these uses are subject to PRC regulations and approvals. For example:

•	capital contributions to our PRC subsidiaries, whether existing or newly established ones, must be approved by the Ministry of Commerce or its local counterparts;

•	loans by us to our PRC subsidiaries, each of which is a foreign-invested enterprise, to finance their activities cannot exceed statutory limits and must be registered with SAFE or its local branches; and

•	loans by us to our consolidated affiliated entities, which are domestic PRC entities, must be approved by the National Development and Reform Commission and must also be registered with SAFE or its local branches.

On August 29, 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142. Pursuant to SAFE Circular 142, RMB resulting from the settlement of foreign currency capital of a foreign-invested enterprise must be used within the business scope as approved by the applicable government authority and cannot be used for domestic equity investment, unless it is otherwise approved. Documents certifying the purposes of the settlement of foreign currency capital into RMB, including a business contract, must also be submitted for the settlement of the foreign currency. In addition, SAFE strengthened its oversight of the flow and use of RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE’s approval, and such RMB capital may not be used to repay RMB loans if such loans have not been used. Violations of SAFE Circular 142 could result in severe monetary fines or penalties. We expect that our use of RMB funds have been, and will be, within the approved business scope of our PRC subsidiary. We believe that our PRC subsidiary is permitted to conduct its castor seeds distribution operations and provide consulting services to castor farmers. However, we may not be able to use such RMB funds to make equity investments in the PRC through our PRC subsidiaries. There are no costs associated with applying for registration or approval of loans or capital contributions with or from relevant PRC governmental authorities, other than nominal processing charges. Under PRC laws and regulations, the PRC governmental authorities are required to process such approvals or registrations or deny our application within a prescribed time period, which is usually less than 90 days. The actual time taken, however, may be longer due to administrative delays. We cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to our operations in China. If we fail to receive such registrations or approvals, our ability to use the proceeds from our funds to capitalize our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and ability to fund and expand our business.

The value of the Renminbi against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Historically, the conversion of Renminbi into foreign currencies, including US dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi to the US dollar. Under the new policy, the Renminbi will be permitted to fluctuate within a band against a basket of certain foreign currencies. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the US dollar.

The fluctuation of the Renminbi against the US dollar and other currencies may have an impact on our figures in our consolidated financial information presented elsewhere in this prospectus.

Dividend Distributions

The principal regulations governing dividend distributions of wholly foreign-owned enterprises include:

•	the Companies Law (2005);

•	the Wholly Foreign-Owned Enterprise Law (2000); and

•	the Wholly Foreign-Owned Enterprise Law Implementing Rules (2001).

Under these regulations, wholly foreign-owned enterprises in the PRC may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, these wholly foreign-owned enterprises are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds, until the aggregate amount of such fund reaches 50% of its registered capital. At the discretion of these wholly foreign-owned enterprises, they may allocate a portion of their after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Any wholly foreign owned enterprise of COSG will be regulated by the laws governing foreign-invested enterprises in the PRC. Accordingly, it will be required to allocate 10% of its after-tax profits based on PRC accounting standards each year to their general reserves until the accumulated amount of such reserves has exceeded 50% of its registered capital, after which no further allocation is required to be made. These reserve funds, however, may not be distributed to equity owners except in accordance with PRC laws and regulations. In addition, due to the failure of these laws and regulations to define or interpret the terms “non-profit,” “for-profit” or “for the purpose of making a profit” as they relate to our business, we cannot assure you that the PRC government authorities will not request our subsidiary to use its after-tax profits for its own development and restrict our subsidiary’s ability to distribute their after-tax profits to us as dividends.

On March 16, 2007, the National People’s Congress approved and promulgated the PRC Enterprise Income Tax Law, or “EIT Law,” which took effect on January 1, 2008. Pursuant to the new EIT law and its implementing regulations, dividends payable by a foreign-invested enterprise to its foreign enterprise (but not individual) investors will be subject to a 10% withholding tax if the foreign investors are considered as non-resident enterprises without any establishment or place of business within China or if the dividends payable have no connection with the establishment or place of business of the foreign investors within China, to the extent that the dividends are deemed China sourced income, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Hong Kong, where Lee Tat is incorporated, has such a tax treaty with China.

In addition, as clarified by a notice jointly promulgated by the Ministry of Finance and the State Administration of Taxation of the PRC on February 22, 2008, distribution of accumulated profits of foreign-invested enterprises will be subject to withholding tax.

CORPORATE INFORMATION

Our principal executive and registered offices are located at Rooms 1705-06, 17th Floor, Tai Yau Building, No. 181 Johnston Road, Wanchai, Hong Kong., telephone number +852 3643 1111. Our operations are based at 2/F and Roof, 52 Chan Uk Po, Sheung Shui, New Territories, Hong Kong. Our telephone number at the operational address is +852 2673 3760.

ITEM 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Properties.

Our corporate and executive office is located at Rooms 1705-6, 17th Floor, Tai Yau Building, No. 181 Johnston Road, Wanchai, Hong Kong, telephone number +852 3643 1111. Our Hong Kong operations hub is located at 2/F and Roof, 52 Chan Uk Po, Sheung Shui, New Territories, Hong Kong. Both of these locations are provided to us on a rent-free basis from our executive officers. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 3. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The following table sets forth the high and low closing sale prices for the periods presented as reported on the Over the Counter Bulletin Board. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

	Price Range
	High		Low
Fiscal 2017
First quarter	US$	2.00	US$	0.30
Second quarter		1.59		0.15
Third quarter		0.56		0.10
Fourth quarter		0.10		0.10
Fiscal 2016
First quarter	US$	1.00	US$	0.22
Second quarter		0.69		0.30
Third quarter		0.65		0.20
Fourth quarter		1.20		0.05

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol COSG. As of March 20, 2018, the closing bid price of our securities was US$32.00.

(b)  Approximate Number of Holders of Common Stock

As of March 19, 2018, there were approximately 132 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

There are no options, warrants or convertible securities outstanding.

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2017, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2017 and 2016. The discussion and analysis that follow should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “HKD” are to the Hong Kong Dollar, the legal currency of Hong Kong. References to “RMB” are to the Renminbi, the legal currency of China. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Overview

We are a Hong Kong based specialty commercial logistic company and vehicle sales and leasing company. Our specialty commercial logistic company operates through Lee Tat Transportation Int’l Limited, our wholly owned Hong Kong subsidiary (“Lee Tat”), and provides timely and reliable logistics and delivery services to commercial clients located in Hong Kong. We offer service to the cable supply industry in Hong Kong, and expect to provide small parcel delivery service in cities near Shanghai in the near future. Lee Tat was organized as a private limited liability company on August 11, 2014, in Hong Kong. We acquired Lee Tat on May 12, 2017.

We were incorporated in the state of Nevada on August 14, 1987, under the name Shur De Cor, Inc. and engaged in developing certain mining claims. In April 1999, Shur De Cor merged with Interactive Marketing Technology, a New Jersey corporation that was engaged in the business of developing and direct marketing of consumer products. As the surviving company, Shur De Cor changed its name to Interactive Marketing Technology, Inc. Shur De Cor's then management resigned and the management of Interactive New Jersey became the Company’s management. The prior management of Shur De Cor retained Shur De Cor’s business and assets. After that acquisition, the Company, through a wholly owned subsidiary, IMT's Plumber, Inc., produced, marketed, and sold a licensed product called the Plumber's Secret, which was discontinued in fiscal 2001. In May 2002, the Company ceased to actively pursue its product development and marketing business and actively sought to either acquire a third party, merge with a third party or pursue a joint venture with a third party in order to re-enter its former business of development and direct marketing of proprietary consumer products in the United States and worldwide.

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

On September 27, 2016, Peter Tong and Calvin Lai resigned from all of their positions with the Company. Connie Y.M. Kwok was appointed to serve as the Secretary and Miky Wan, our Chief Executive Officer, was appointed to serve as the interim Chief Financial Officer.

On January 13, 2017, the Company sold 200,000,000 shares of its common stock to ACOSG at a price of $0.001 per share for aggregate consideration of US $200,000. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to ACOSG.

Acquisition of Lee Tat, Our Logistics Business

On May 12, 2017, we acquired all of the issued and outstanding shares of Lee Tat from Mr. Koon Wing CHEUNG, Lee Tat’s sole shareholder, in exchange for 219,222,938 shares of our issued and outstanding common stock. In connection with the Lee Tat acquisition, Miky Wan resigned from her positions as Chief Executive Officer and Chief Operating Officer and Koon Wing CHEUNG and Yongwei HU were appointed to serve as our Chief Executive Officer and Chief Operating Officer, respectively, and also as our directors. In addition, Anthony H.H. CHAN and Alice K. M. TANG resigned from their positions as directors, and Zhigang LIAO and Weiming CHEN were appointed to fill the vacancies created by their resignations. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of Lee Tat.

On October 27, 2017, we held a soft launch event for our car sales and leasing business in the City of Foshan and obtained a nonbinding intent of cooperation from Xi Yue Yi Car Rental Co, a car sales and leasing service provider. We commenced our auto sales business in November 2017 through Asia Cosmos Group (Hong Kong) Limited, our wholly owned Hong Kong subsidiary, and Foshan Cosmos Xi Yue Car Rental Co. Ltd. a wholly foreign-owned enterprise incorporated in China. Based upon the positive feedback received from our marketing efforts, especially with respect to our discount sales strategy, we decided to restructure our group of companies and especially of Asia Cosmos Group (Hong Kong) Limited on November 30, 2017, to Giant Merit Development Holdings Limited, an offshore entity, to better take advantage of this valuable independent sector.

We expect to continue exploring market opportunities in the auto markets in China and America, especially the synergy and application with big data in the near future. We anticipate that our vehicle sales business, which is expected to include a O2O platform solution, will provide membership based vehicles sales, resale platform, maintenance and related ancillary services and benefits. We believe the vehicle sales and leasing business could be a high growth market, especially if implemented through our ecosystem.

Effective February 6, 2018, we engaged in a 1:20 reverse split of our common stock so that each twenty shares of issued and outstanding common stock were exchanged for one share.

Comparison of the fiscal years ended December 31, 2017 and December 31, 2016

As of December 31, 2017, we suffered from a working capital deficit of $36,140. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended December 31,
	2017	2016
Revenues	$773,468	$443,797
Cost of revenue	(510,204)	(289,404)
Gross profit	263,264	154,393
General and administrative expenses	(374,090)	(131,110)
Income from operation	(110,826)	23,283
Other expense, net	(2,106)	(2,153)
Income tax expense	(14,710)	(1,964)
Net (loss) income	(127,642)	19,166

Revenue. We generated revenues of $773,468 and $443,797 for the fiscal years ended December 31, 2017 and 2016. The increase in revenue is attributable to our increase in the market share of the logistic service for cable supplying industry in Hong Kong and our contract with Shanghai Yunda Cargo Limited. On a going forward basis, we expect revenue to Increase once we begin our vehicles sales business.

During the years ended December 31, 2017, and 2016, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2017		December 31, 2017
	Revenues	Percentage of revenues	Trade accounts receivable
Peaceman Cable Engineering Limited	$295,534	38%	–
Hip Tung Cables Company Limited	183,390	24%	–
TOTAL	478,924	62%	–

	Year ended December 31, 2016		December 31, 2016
	Revenues	Percentage of revenues	Trade accounts receivable
Peaceman Cable Engineering Limited	$172,971	39%	32,777
Hip Tung Cables Company Limited	84,926	19%	–
TOTAL	257,897	58%	32,777

Cost of Revenue. Cost of revenue as a percentage of net revenue was approximately 66%, or $510,204, for the fiscal year ended December 31, 2017. Cost of revenue as a percentage of net revenue was approximately 65%, or $289,404, for the fiscal year ended December 31, 2016.

Gross Profit. We achieved a gross profit of $263,264 and $154,393 for the fiscal years ended December 31, 2017, and 2016, respectively. The increase in gross profit is primarily attributable to the growth of our business in Hong Kong and our contract with Shanghai Yunda Cargo Limited.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $374,090 and $131,110 for the fiscal years ended December 31, 2017, and 2016, respectively. The increase in G&A is primarily attributable to costs associated with implementing our business plan of expansion.

G&A as a percentage of net revenue was approximately 48% and 30% for the fiscal years ended December 31, 2017 and 2016, respectively. As a general matter, we expect our G&A to increase in the foreseeable future as we expand our business operations.

Other Expense, net. We incurred net other expenses of $2,106 for the fiscal year ended December 31, 2017, as compared to net other expenses of $2,153 for the fiscal year ended December 31, 2016. Our net other expenses for the years ended December 31, 2017 and 2016 consisted primarily of interest expenses.

Income Tax Expense. We recorded income tax expenses of $14,710 and $1,964 for the fiscal years ended December 31, 2017 and 2016. Even though we increased our revenues, our income tax expense decreased as the expenses of associated with the outsourcing of transportation offset the effect of the revenue increase.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $99,583, purchase deposit of $194.852 and net loss of $127,642.

As of December 31, 2016, we had cash and cash equivalents of $1,581, accounts receivable of $46,282 and net income of $19,166.

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

	Fiscal Year Ended December 31,
	2017	2016
Net cash (used in) provided by from operating activities	$(297,301)	$43,938
Net cash provided by investing activities	–	–
Net cash provided by (used in) financing activities	395,303	(46,505)

Net Cash (Used In) Provided By From Operating Activities.

For the fiscal year ended December 31, 2017, net cash used in operating activities was $297,301, which consisted primarily of a net loss of 127,642, a decrease in accounts receivables of $46,282, depreciation of property, plant and equipment of $19,834, an increase in accrued liabilities and other payables of $20,258, offset by an increase in purchase deposit of $194,852, an increase in deposit and prepayment of $75,813, an increase of tax payable of $14,503 and an increase in deferred tax liabilities of $129.

For the fiscal year ended December 31, 2016, net cash provided by operating activities was $43,938, which consisted primarily of a net income of $19,166 and an increase in accounts receivable of $3,890, offset by depreciation of property, plant and equipment of $19,958, an increase in accrued liabilities and other payables of $6,740 and an increase in deferred tax liabilities of $1,964.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the fiscal years ended December 31, 2017 and 2016, there was no net cash provided by investing activities.

Net Cash Provided By (Used In) Financing Activities.

For the fiscal year ended December 31, 2017, net cash provided by financing activities was $395,303, consisting primarily of advance from Miky Y.C. Wan, our President, of $415,727 and repayments on a finance lease of $20,424.

For the fiscal year ended December 31, 2016, net cash used in financing activities was $46,505, consisting primarily of repayments to Koon Wing, CHEUNG, our Chief Executive Officer, of $26,381 and repayments on a finance lease of $20,124.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2017:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	98,669	98,669	–	–	–
Commercial commitments	–	–	–	–	–
Finance lease obligations	48,333	20,000	28,333	–	–
Total obligations	147,002	118,669	28,633	–	–

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

•	Use of estimates and assumptions

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2017 and 2016, there were no allowances for doubtful accounts.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Service vehicle	8 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. Hong Kong Dollars (“HK$”) is functional currency as being the primary currency of the economic environment in which the Company operates.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2017 and 2016, the Company operates in one reportable operating segment in Hong Kong.

•	Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

•	Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

•	Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, approximate their fair values because of the short maturity of these instruments.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that are expected, when adopted, to have a material impact on our consolidated financial statements or notes thereto.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.   Financial Statements and Supplementary Data.

COSMOS GROUP HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors and of

COSMOS GROUP HOLDINGS INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cosmos Group Holdings Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive (loss) income, cash flows and changes in stockholders’ (deficit) equity for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Reverse Recapitalization

As discussed in Note 1 to the consolidated financial statements, the Company entered into a reverse merger on May 12, 2017, which has been accounted for as a reverse recapitalization. The Company’s common stock was adjusted to give effect for the exchange ratio.

Emphasis of Matter

As discussed in Note 3 to the consolidated financial statements, during 2017, the Company experienced a net loss of $127,642 and negative operating cash flows of $297,301, at December 31, 2017, the Company had incurred cumulative net losses of $129,105 and working capital deficit of $175,138. Management’s plans in regard to this matter are described in Note 3.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HKCMCPA Company Limited

We have served as the Company's auditor since 2017.

Hong Kong, China

March 23, 2018

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$99,583	$1,581
Accounts receivable	–	46,282
Purchase deposits	194,852	–
Deposit and prepayment	75,813	–

Total current assets	370,248	47,863

Non-current assets:
Property, plant and equipment, net	103,563	124,161

TOTAL ASSETS	$473,811	$172,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$33,958	$13,700
Amount due to a director	378,256	41,306
Amounts due to related parties	98,669	–
Current portion of obligation under finance lease	20,000	20,124
Income tax payable	14,503	–

Total current liabilities	545,386	75,130

Non-current liabilities:
Deferred tax liabilities	12,999	12,870
Obligation under finance lease	28,333	48,633

Total non-current liabilities	41,332	61,503

TOTAL LIABILITIES	586,718	136,633

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 30,000,000 shares authorized; no preferred stock issued	–	–
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 21,492,933 and 10,961,147 shares issued and outstanding as of December 31, 2017 and 2016, respectively	21,492	10,961
Accumulated other comprehensive loss	(5,294)	–
(Accumulated losses) retained earnings	(129,105)	24,430

Total stockholders’ (deficit) equity	(112,907)	35,391

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$473,811	$172,024

## Post a 1-for-20 reverse stock split effective on February 6, 2018

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2017		2016

Revenues, net		$773,468	$443,797

Cost of revenue		(510,204)	(289,404)

Gross profit		263,264	154,393

Operating expenses
General and administrative		(374,090)	(131,110)

Total operating expenses		(374,090)	(131,110)

(Loss) income from operation		(110,826)	23,283

Other (expense) income:
Interest expense		(2,251)	(2,265)
Interest income		4	2
Other income		141	110

Total other expense		(2,106)	(2,153)

(Loss) income before income taxes		(112,932)	21,130

Income tax expense		(14,710)	(1,964)

NET (LOSS) INCOME		$(127,642)	$19,166

Other comprehensive loss:
– Foreign currency translation loss		(5,294)	–

COMPREHENSIVE (LOSS) INCOME		$(132,936)	$19,166

Net (loss) income per share – Basic and Diluted	$	# (0.00)	# 0.00

Weighted average common shares outstanding
– Basic and Diluted		17,683,866	10,961,147

# Less than $0.01

## Post a 1-for-20 reverse stock split effective on February 6, 2018

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(127,642)	$19,166
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation of property, plant and equipment	19,834	19,958

Change in operating assets and liabilities:
Accounts receivable	46,282	(3,890)
Purchase deposits	(194,852)	–
Deposit and prepayment	(75,813)	–
Accounts payable and accrued liabilities	20,258	6,740
Increase in tax payable	14,503	–
Deferred tax liabilities	129	1,964

Net cash (used in) provided by operating activities	(297,301)	43,938

Cash flows from financing activities:
Advance from (repayments to) related parties	415,727	(26,381)
Repayment of finance lease	(20,424)	(20,124)

Net cash provided by (used in) financing activities	395,303	(46,505)

NET CHANGE IN CASH AND CASH EQUIVALENTS	98,002	(2,567)

BEGINNING OF YEAR	1,581	4,148

END OF YEAR	$99,583	$1,581

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for tax	$–	$–
Cash paid for interest	$2,251	$2,265

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock
	No. of shares	Amount	Accumulated other comprehensive loss	Retained earnings (accumulated losses)	Total stockholders’ equity (deficit)
Balance as of January 1, 2016 (restated)	10,961,147	$10,961	$–	$5,264	$16,225

Net income for the year	–	–	–	19,166	19,166

Balance as of December 31, 2016 (restated)	10,961,147	$10,961	$–	$24,430	$35,391

Shares issued for acquisition of legal acquirer	10,531,298	10,531	–	(25,893)	(15,362)

Fractional shares from reverse split	488	–	–	–	–

Foreign currency translation adjustment	–	–	(5,294)	–	(5,294)

Net loss for the year	–	–	–	(127,642)	(127,642)

Balance as of December 31, 2017	21,492,933	$21,492	$(5,294)	$(129,105)	$(112,907)

## Post a 1-for-20 reverse stock split effective on February 6, 2018

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE—1 ORGANIZATION AND BUSINESS BACKGROUND

Cosmos Group Holdings Inc. (the “Company” or “COSG”) incorporated in the state of Nevada on August 14, 1987, under the name Shur De Cor, Inc. and engaged in developing certain mining claims. In April 1999, Shur De Cor merged with Interactive Marketing Technology, a New Jersey corporation that was engaged in the business of developing and direct marketing of consumer products. As the surviving company, Shur De Cor changed its name to Interactive Marketing Technology, Inc. Shur De Cor's then management resigned and the management of Interactive New Jersey became the Company’s management. The prior management of Shur De Cor retained Shur De Cor’s business and assets. The Company filed a registration statement on Form 10-SB on January 19, 2000.

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

On November 17, 2004, the Company acquired MPL, a company organized under the laws of the British Virgin Islands, and its subsidiaries in accordance with the terms of a Share Exchange Agreement executed by the parties (the “2004 Agreement”). In connection with the acquisition, the Company issued an aggregate of 5,481,150 shares of its common stock to Imperial International Limited, a company incorporated under the laws of the British Virgin Islands (“Imperial”), the sole shareholder of MPL, in exchange for 100% of the issued and outstanding shares of MPL capital stock (the "2004 Share Exchange"). Upon completion of the share exchange, MPL became the Company's wholly owned subsidiary and the Company’s former owner transferred control of the Company to Imperial. The Company relied on Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), in regard to the shares that we issued pursuant to the 2004 Share Exchange. The Company treated this transaction as a qualified "business combination" as defined by Rule 501(d). The Company relied on the exemption from registration pursuant to Section 4(2) of, and or Regulation D promulgated under, the Act in issuing the Company’s securities.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

On February 15, 2016, the Company sold to Asia Cosmos Group Limited, a private limited liability company incorporated under the laws of British Virgin Islands (“ACOSG”), 500,000 shares of its common stock at a per share price of $0.027. ACOSG’s sole shareholder is Miky Wan. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to ACOSG.

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

On May 12, 2017, the Company acquired all of the issued and outstanding shares of Lee Tat from Mr. Koon Wing CHEUNG, Lee Tat’s sole shareholder, in exchange for 10,961,147 shares of our issued and outstanding common stock. In connection with the Lee Tat acquisition, Miky Wan resigned from her positions as Chief Executive Officer and Chief Operating Officer and Koon Wing CHEUNG and Yongwei HU were appointed to serve as our Chief Executive Officer and Chief Operating Officer, respectively, and also as our directors. In addition, Anthony H.H. CHAN and Alice K. M. TANG resigned from their positions as directors, and Zhigang LIAO and Weiming CHEN were appointed to fill the vacancies created by their resignations. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of Lee Tat.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Cosmo Group International Holdings Limited	British Virgin Islands	Investment holding	50,000 shares at US$1 each	100%

Lee Tat Transportation International Limited	Hong Kong	Logistic and delivery	10,000 ordinary shares for HK$10,000	100%

COSG Car International Limited	Hong Kong	Investment holding	10,000 ordinary shares for HK$10,000	100%

Foshan Cosmos Xi Yue Car Rental Company Limited	People’s Republic of China (”PRC”)	Provision of car rental service	US$200,000	100%

COSG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE—2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the accounts of COSG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2017 and 2016, there was no allowance for doubtful accounts.

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years ended December 31, 2017 and 2016.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Cost of revenue

Cost of revenue consists primarily of direct labor and fuel cost, which are directly attributable to the rendering of transportation services. Shipping and handling costs, associated with the custom clearance are borne by the customers.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

For the years ended December 31, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2017 and 2016, the Company did not have any significant unrecognized uncertain tax positions.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Net (loss) income per share

The Company calculates net (loss) income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the year. Diluted (loss) income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	2017	2016
Year-end HK$:US$1 exchange rate	7.80	7.75
Annual average HK$:US$1 exchange rate	7.80	7.75

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding finance lease): cash and cash equivalents, accounts receivable, amount due to a related party, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•	Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

•	Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08,  Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10,  Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers. The Company’s is currently finalizing its evaluation of standard product sales arrangements and has identified an adoption impact related to revenue from certain distributor agreements which was deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, the Company will change the recognition of sales to these distributors whereby revenue will be estimated and recognized in the period in which the Company transfers control of the product to the distributor; the adoption impact is not expected to be material. Other than this impact, the Company has not identified any expected impact on the timing and measurement of revenue for standard product sales arrangements from the adoption of the standard and the Company is currently formalizing its final conclusions. The Company is also formalizing its evaluation of the impact of adoption on non-product sales arrangements, which represent less than five percent of revenue.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance was effective for the Company in the first quarter of 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis.

In May 2017, the FASB issued ASU No. 2017-09,  Compensation-Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In November 2017, the FASB has issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC. ‘The amendments in ASU No. 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE—3 GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss of $127,642 and negative operating cash flows of $297,301 for the year ended December 31, 2017. Also, at December 31, 2017, the Company has incurred an accumulated deficit of $129,105 and working capital deficit of $175,138.

The continuation of the Company as a going concern through December 31, 2018 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE—4 PURCHASE DEPOSITS

Purchase deposits represent deposit payments made to the vendor for procurement, which are unsecure, interest-free and relieved against account payable when the goods are received by the Company.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE—5 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2017	2016

Service vehicle, at cost	$159,658	$159,658
Less: accumulated depreciation	(56,095)	(35,497)
	$103,563	$124,161

Depreciation expense for the years ended December 31, 2017 and 2016 were $19,834 and $19,958, as part of cost of revenue, respectively.

NOTE—6 AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company by related parties, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interest from related party loan is not significant.

NOTE—7 OBLIGATION UNDER FINANCE LEASE

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through May 29, 2020, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of December 31,
	2017	2016

Finance lease	$50,584	$71,022
Less: interest expense	(2,251)	(2,265)

Net present value of finance lease	$48,333	$68,757

Current portion	$20,000	$20,124
Non-current portion	28,333	48,633

Total	$48,333	$68,757

As of December 31, 2017, the maturities of the finance lease for each of the three years are as follows:

Years ending December 31:
2018	$20,000
2019	20,000
2020	8,333

Total	$48,333

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE—8 INCOME TAXES

For the years ended December 31, 2017 and 2016, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2017	2016
Tax jurisdiction from:
- Local	$(112,406)	$42,259
- Foreign	(526)	(21,129)
(Loss) income before income taxes	$(112,932)	$21,130

The provision for income taxes consisted of the following:

	Years ended December 31,
	2017	2016
Current:
- Local	$–	$–
- Foreign	14,503	–

Deferred:
- Local	–	–
- Foreign	207	1,964
Income tax expense	$14,710	$1,964

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America, BVI, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

As of December 31, 2017, the operation in the United States of America incurred $1,902,503 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $399,525 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate of 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2017 and 2016 is as follows:

	Years ended December 31,
	2017	2016

Income (loss) before income taxes	$2,240	$(21,129)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	370	(3,486)
Tax effect from non-deductible items	22,784	20,257
Tax effect from deductible items	(3,656)	(9,529)
Tax losses utilized	(4,995)	(7,242)
Income tax expense	$14,503	$–

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. There has been no operation in the PRC during the year ended December 31, 2017

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016

Deferred tax liabilities:
Accelerated depreciation	$12,999	$12,870

Deferred tax assets:
Net operating loss carryforwards	$399,525	$5,026
Less: valuation allowance	(399,525)	(5,026)
Deferred tax assets, net	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $399,525 as of December 31, 2017. In 2017, the valuation allowance increased by $394,499, primarily relating to net operating loss carryforwards from the local regime.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE—9 STOCKHOLDERS’ EQUITY

The Company’s authorized share is 2,000,000,000 common shares with a par value of $0.001 per share.

On May 12, 2017, the Company completed the acquisition of 100% equity interest in Lee Tat Transportation International Limited in exchange of 10,961,147 shares of its common stock. These common stocks were subsequently issued to the shareholders of Lee Tat Transportation International Limited.

On December 29, 2017, the Company approved the proposed 1-for-20 Reverse Stock Split. The reverse stock split was approved by FINRA and became effective on February 6, 2018. All share and earnings per share information have been retroactively adjusted to reflect the stock split in the financial statements.

As of December 31, 2017, the Company had a total of 21,492,933 shares of its common stock issued and outstanding.

NOTE—10 NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2017 and 2016:

	Years ended December 31,
	2017	2016

Net (loss) income attributable to common shareholders	$(127,642)	$19,166

Weighted average common shares outstanding – Basic and diluted	17,683,866	10,961,147

Net (loss) income per share – Basic and diluted	$(0.00)	$0.00

NOTE—11 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-time employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2017 and 2016, $7,701 and $7,028 contributions were made accordingly.

NOTE—12 RELATED PARTY TRANSACTIONS

The Company has been provided free office space by its stockholder. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE—13 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the years ended December 31, 2017 and 2016, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2017			December 31, 2017
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$295,534	38%		$–
Customer B	183,390	24%		–

Total:	$478,924	62%	Total:	$–

	Year ended December 31, 2016			December 31, 2016
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$172,971	39%		$32,777
Customer B	84,926	19%		–

Total:	$257,897	58%	Total:	$32,777

All customers are located in Hong Kong.

(b)       Major vendors

For the year ended December 31, 2017, one vendor represented more than 10% of the Company’s operating cost. This vendor accounted for 14% of the Company’s operating cost amounting to $48,246 with $0 of accounts payable at December 31, 2017.

For the year ended December 31, 2016, one vendor represented more than 10% of the Company’s operating cost. This vendor accounted for 23% of the Company’s operating cost amounting to $26,862 with $0 of accounts payable at December 31, 2016.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(d)       Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2017 and 2016, borrowing under finance lease was at fixed rate.

NOTE—14 COMMITMENTS AND CONTINGENCIES

(a)       Operating lease commitments

As of December 31, 2017, the Company has no material commitments under operating leases.

(b)       Capital commitment

As of December 31, 2017, the Company has no material capital commitments in the next twelve months.

NOTE—15 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2017, up through the date the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material recognizable subsequent events.

On December 29, 2017, the Company approved the proposed 1-for-20 Reverse Stock Split on December 29, 2017. The reverse stock split was approved by FINRA and became effective on February 6, 2018.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer, and Interim Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of staff knowledgeable about United States GAAP, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2017.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a knowledgeable may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2017, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

ITEM 9B. Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the present directors, director nominees and executive officers of the Company. There are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position

Koon Wing CHEUNG	55	Chief Executive Officer and Director
Miky Y.C. WAN	47	President, Interim Chief Financial Officer and Director
Huan-Ting PENG	32	Chief Operating Officer
Connie Y.M. KWOK	46	Secretary and Director
Weiming CHEN	60	Director
Kwai Yau (Tony) Ho	50	Director
Yongwie HU	43	Director
Jenher JENG	50	Director

Koon Wing CHEUNG, age 55, joined us as our Chief Executive Officer and Director on May 12, 2017. Mr. Cheung has served as the Chief Executive Officer and sole director at Lee Tat since 2014. Over the last 22 years, Mr. Cheung has acted as a logistic entrepreneur, accumulating experience in the operations of express delivery businesses. From 2015 to the present, Mr. Cheung has served as the Vice Chairman of the Shenzhen Nanling Village Committee. He is also a committee member of several local Chinese chambers of commerce. Mr. Cheung is currently the Chairman of the Board of Directors of Fu Dong Property Development Limited, a property agency and development company that he cofounded in 2014. Mr. Cheung brings to our board his deep experience and contacts in the logistics industry and commercial sector in general.

Miky Y.C. WAN, age 47, joined us as our President and Director on February 19, 2016. She was appointed to serve as our interim Chief Financial Officer on September 27, 2016. Ms. Wan also served as our Chief Executive Officer from February 19, 2016 to May 12, 2017. Ms. Wan has served as the Chairman of the Board of Cosmos Links International Holding Limited since 2014 and the Chief Executive Officer of Asia Cosmos Wealth Management Limited since 2007. From 2005 to 2010, she served as the Chief Executive Officer of New Century International Insurance Advisory Limited. From 2003 to 2005, Ms. Wan served as a Manager of Financial Planning of CMG Asia. Prior to that time, Ms. Wan served as a Senior Manager from Fortis Bank in Hong Kong and a Manager at First Pacific Bank in Hong Kong. Ms. Wan received her Diploma of Business Administration from Hang Seng Management College (formerly known as Hang Seng School of Commerce) and her Higher Certificate on Business Studies in Banking from the Hong Kong Polytechnic University. Ms. Wan brings to our board deep experience and understanding of the finance and banking industries.

Huan-Ting PENG, age 32, joined us as our Chief Operating Officer on November 1, 2017. She has served as the legal representative and general manager of Foshan CYTS Investment Holding Co., Ltd. since 2015 where she manages the operation, investment budget and risk management functions of the company. In 2016, Ms. Peng founded Foshan Xi Yue Yi Car Rental Co., Ltd., where she currently serves as its chairman. From 2013 to 2015, Ms. Peng was the chief consultant of Foshan Branch of the Guangzhou Jin Bao Pan Investment Advisory Co., Ltd. From 2011 to 2013, she served as the General Manager of Guangzhou Baisi Apparel Limited, a clothing brand and chain store. Ms. Peng brings to the company her experience in the car leasing and servicing industry, financial industry and sales and marketing as well as contacts in the greater China market. Ms. Peng received her Bachelor of Business Administration degree from Universidad Panamericana in San Jose, Costa Rica in 2011.

Connie Y.M. KWOK, age 46, joined our Board of Directors on February 19, 2016. She was appointed to serve as our Secretary on September 27, 2016. Ms. Kwok has served as the Financial Controller of Cosmos Links International Holding Limited since 2015. From 2009 to 2015, she was the Assistant Finance Manager at Walton International Group Limited. From 2008 to 2009. Ms. Kwok served as the Executive Secretary to the Chief Executive Officer of Civet Investment Company (Hong Kong) Limited. She served as the Secretary to the Corporate Chief Financial Officer of the Lane Crawford Joyce Group Limited from 2006 to 2008. Ms. Kwok also served as a Secretary of the San Kin Yip Holdings Company Limited from 1997 to 2005. From 1993 to 1997, she was the Assistant Accountant to the Sino Group-Sino Administration Services Limited. Ms. Kwok received her Bachelor of Financial Services from Edinburgh Napier University in Scotland and is a student member of the Hong Kong Institute of Certified Public Accountants. Ms. Kwok brings to our board her deep financial knowledge and experience.

Weiming CHEN, age 60, joined our Board of Directors on May 12, 2017. Mr. Chen as served as the director of Shenzhen Jie Neng Finance Limited since 2016. From 2015, Mr. Chen as acted as a corporate advisor to several private institutions in Shenzhen. Since 2000, he served as the operations director of Shanghai China Industrial Group. Mr. Chen brings to our board broad experience with the finance and recapitalization of private and public companies.

Kwai Yau (Tony) HO, age 50, joined our Board of Directors on November 1, 2017. He has served as the director of Xin Tai Asset Management Co., Ltd, a professional leasing and financing company, since 2015. Concurrently, he as also served as the CEO of Hong Kong Caspian Sea International Trading company which focused on trade in Eastern Europe and trade financing. In 2011, Mr. Ho founded and served as the executive director of Huiying Development Limited, a wine trading business focused on the Europe and China trade. This business was sold in 2015. Mr. Ho brings to our board his extensive experience in the leasing industry and knowledge of and experience with the European markets.

Yongwie HU, age 43, joined us as our Chief Operation Officer and Director on May 12, 2017. He resigned from his position as our Chief Operation Officer on November 1, 2017. He has served as the Vice President of the Hongli Group Guotong Express Limited since December 2014. From 2013 to Dec, 2014, Mr. Hu served as the Vice President of Eastern China District of Zengyi Express Limited, a subsidiary Lenovo group (“ZEL”). Mr. Hu initially joined ZEL as a general manager in June, 2014. From 2012 to 2013, Mr. Hu was the founder and chairman of Hao Sheng Logistics Co., Ltd. From 2007 to 2009, Mr. Hu served as the chairman of the board of Kunshan City Yuantong Express. Prior to that time, he served as the chairman of Suzhou City Yuantong Company. While at Yuantong group, he assisted in its acquisition and recapitalization of numerous private logistics companies. Mr. Hu brings to our board his deep professional knowledge and experience in logistics operations and business execution.

Jenher JENG, age 50, joined our Board of Director on February 19, 2016. He was appointed to serve as our Director. Mr. Jeng co-founded and participated in several projects and programs with institutions of higher learning and government agencies as set forth below:

•	Co-Founder of Chinese-Russian Twin-Diamonds Elite-Incubation Project with International Finance Faculty, Finance University under the Government of the Russian Federation. [2011]

•	HRK Application Project for University Students in Northern Region of Taiwan from Lifestyle Counseling to Professional Program Consulting & Career Planning. Ministry of Education.

•	Co-founder of Centre of Complexity Data Analysis, NCU, TW and Humboldt University zu Berlin CASE [2010]

•	Co-founder of FQ FUN Project with NTNU, TW and Waseda University [2009]

•	Co-founder of Joint R&D Program of Virus Kinetics & Biomedical Applications (esp. on HIV/HCV Twin-Epidemics Problem) with Graduate Institute of Clinical Medicine, National Taiwan University College of Medicine. [2008]

•	Risk-Management Regulation & Risk-Control Mechanisms for Taiwan Futures-Based Funds - Co-Op with Financial Advisory Commission (Taiwan), Chinese National Futures Association, K&L|Gates [2007].

Mr. Jeng received his Ph.D in Statistics from the University of California, Berkeley and his Bachelors in Physics from the National Central University in Taiwan. Ms. Jeng brings to our board his contacts and general financial experience.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director is a party in a legal proceeding adverse to us or any of our subsidiaries or a material interest adverse to us or any of our subsidiaries.

No executive officer or director has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

We have not yet established Compensation, Audit, and Nominations and Corporate Governance committees nor do we have an Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Currently, the functions of these committees are performed by our entire Board of Directors. We hope to establish these committees and appoint an Audit Committee financial expert as our business develops.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2017, and up to the date of this Annual Report, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act, except that a Form 4 disclosing certain dispositions of common stock beneficially owned by Miky Wan, our President, Interim Chief Financial Officer and Director, was filed tardy.

Code of Ethics

As our business matures, we expect to adopt a Code of Ethics applicable to our senior executive management team and our employees.

ITEM 11.  Executive Compensation.

Compensation Philosophy and Objectives

Our executive compensation philosophy is to create a long-term direct relationship between pay and our performance. Our executive compensation program is designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives are to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. The compensation package of our named executive officers consists of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

Until such time as we establish a Compensation Committee, our Board is responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. We expect to annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. We process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, we expect to review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

The Chief Executive Officer periodically provides the Board with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board provides an evaluation for the Chief Executive Officer. These evaluations serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We currently engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

Our executive compensation program consists of the following elements:

Base Salary

Our base salary structure is designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer reflects our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board considers all of these factors, though it does not assign specific weights to any factor. The Board generally reviews the base salary for each named executive officer on an annual basis. For each of our named executive officers, we review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards are to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2017 and 2016 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2017, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Koon Wing CHEUNG, CEO and Director	2017 2016	$66,666 $66,666	– –	– –	– –	– –	– –	– –	$66,666 $66,666

Miky Y. C. WAN, Interim CFO, President and Director	2017 2016	$0 $0	– –	– –	– –	– –	– –	– –	$0 $0

(1)	All cash compensation was paid in Hong Kong Dollars, our functional currency. Convenience translation of amounts from the local currency of the Company into US$ has been made at the pegged exchange rate at 7.80 for the fiscal years ended December 31, 2017 and 2016.

Narrative disclosure to Summary Compensation Table

Lee Tat and Mr. Cheung are parties to an Employment Agreement, made effective January 1, 2015, pursuant to which Mr. Cheumg agreed to serve as a director of Lee Tat (the “Cheung Employment Agreement”) at a compensation rate of HK $30,000. Mr. Cheung’s compensation was increased to HK $40,000 per month on December 31, 2015. The Cheung Employment Agreement may be terminated by either party at any time by giving seven (7) days notice thereof. The foregoing description of the Cheung Employment Agreement is qualified in its entirety by reference to the Cheung Employment Agreement, the English translation of which is filed as Exhibit 10.2 to this Registration Statement and incorporated herein by reference.

Equity Awards

There are no options, warrants or convertible securities outstanding. At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

•	any option or equity grant;

•	any non-equity incentive plan award made to a named executive officer;

•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Director Compensation

None of our directors received any compensation for their service as a director for the year ended December 31, 2017.

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee and, for the year ended December 31, 2017, the compensation, if any, of our executive officers was recommended by our Chief Executive Officer and Chairman and such recommendations were approved by our board of directors. None of our executive officers currently serves as a member of the compensation committee or as a director with compensation duties of any entity that has executive officers serving on our board of directors. None of our executive officers has served in such capacity in the past 12 months.

Compensation Committee Report

Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Annual Report. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report and irrespective of any general incorporation language in such filing.

Submitted by members of the Board of Directors:

Koon Wing CHEUNG

Miky Y.C. WAN

Connie Y.M. KWOK

Weiming CHEN

Kwai Yau (Tony) Ho

Yongwie HU

Jenher JENG

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of March 19, 2017, for: (i) each of our named executive officers; (ii) each of our directors; (iii) all of our current executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Cosmos Group Holdings, Inc., Rooms 1705-06, 17th Floor, Tai Yau Building, No. 181 Johnston Road, Wanchai, Hong Kong.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
Koon Wing CHEUNG	10,961,147	51%
Yongwei HU	0	-%
Kwai Yau (Tony) HO	0	-%
Weiming CHEN	0	-%
Miky Y.C. WAN (2)	8,473,756	39.43%
Connie Y.M. KWOK	52,657	0.25%
Jenher JENG	0	-%
All executive officers and directors as a Group (8 persons)	19,487,560	90.68%

5% or Greater Stockholders:
Asia Cosmos Group Limited (2)	8,473,756	39.43%

(1)	Applicable percentage ownership is based on 21,492,933 shares of common stock outstanding as of March 19, 2018, together with securities exercisable or convertible into shares of common stock within 60 days of March 19, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 19, 2018, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Miky Wan, our President, Interim Chief Financial Officer and director owns 100% of Asia Cosmos Group Limited which directly owns 8,473,756 shares of our common stock. As a result, Ms. Wan is deemed to beneficially own shares held by Asia Cosmos Group Limited.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of each transaction or series of similar transactions since the inception of Lee Tat to which it was or is a party and that: (i) the amount involved exceeded or exceeds $120,000 or is greater than 1% of our total assets; and (ii) any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

As of December 31, 2017, we obtained from Cosmos Links International Holding Limited, an entity ultimately controlled by Miky Wan, our President, Interim Chief Financial Officer and director, unsecured, interest-free advances which have an aggregate principal amount of US$88,417 and no fixed terms of repayments.

As of December 31, 2017, we obtained from Asia Cosmos Group Limited, an entity ultimately controlled by Miky Wan, our President, Interim Chief Financial Officer and director, unsecured, interest-free advances which have an aggregate principal amount of US$10,000 and no fixed terms of repayments.

As of December 31, 2017, we obtained from Asia Cosmos Wealth Management Limited, an entity ultimately controlled by Miky Wan, our President, Interim Chief Financial Officer and director, unsecured, interest-free advances which have an aggregate principal amount of US$252 and no fixed terms of repayments.

As of December 31, 2017, we obtained from Miky Wan, our President, Interim Chief Financial Officer and director, unsecured, interest-free advances which have an aggregate principal amount of approximately US$378,256 and no fixed terms of repayments.

As of December 31, 2016, we obtained from Koon Wing Cheung, our Chief Executive Officer and director, unsecured, interest-free advances which have an aggregate principal amount of approximately US$41,306 and no fixed terms of repayments.

Director Independence

We have adopted standards for director independence that correspond to NASDAQ listing standards and SEC rules. An “independent director” means a person who is not an officer or employee of the Company or its subsidiaries, or any other individual having a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. To be considered independent, the Board must affirmatively determine that neither the director, nor any member of his or her immediate family, has had any direct or indirect material relationship with the Company within the previous three years. In addition, to be considered “independent” under SEC rules, each member of the Audit Committee may not accept, directly or indirectly, any consulting, advisory, or other compensatory fee from us, other than compensation for his or her services as a director.

The Board considered relationships, transactions and/or arrangements with each of the directors and concluded that none of the non-employee directors, or any of his or her immediate family members, has any relationship with us that would impair his or her independence. The Board has determined that each member of the Board, other than Koon Wing Cheung, Miky Wan, and Connie Kwok, is an independent director under applicable NASDAQ listing standards and SEC rules. Mr. Cheung, Ms. Wan and Ms. Kwok do not meet the independence standards because he or she is an employee and or executive officer of the Company.

ITEM 14.   Principal AccountING Fees And Services.

Our Board of Directors has not yet adopted pre-approval policies and procedures but considers all matters brought before it. We expect to adopt such policies and procedures after the formation of our Audit Committee.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	Years ended December 31,
	2017		2016

Audit fees (1)	US$	46,000	US$	–

Audit related fees (2)		–		–

Tax fees		–		–

All other fees		–		–

_________________________

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our consolidated annual financial statements, and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock (1)
10.1	Lee Tat Transportation Service Contract, effective May 1, 2017, by and between Lee Tat Transportation International Limited and Shanghai Yunda Cargo Co., Ltd. (1)
10.2	Employment Agreement effective January 1, 2015 by and between Lee Tat Transportation International Limited and Koon Wing Cheung. (1)
21	Subsidiaries*
24	Power of Attorney*

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

(1) Incorporated by reference from our Form 10 filed with the Securities and Exchange Commission on May 23, 2017.

(2) Incorporated by reference from our Form 10-SB filed with the Securities and Exchange Commission on January 19, 2000, under the name Interactive Marketing Technology, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS, INC.
(Registrant)

By:	/s/Koon Wing Cheung
Koon Wing Cheung
Chief Executive Officer

Dated:	March 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Koon Wing Cheung	Chief Executive Officer and Director
Koon Wing Cheung	(Principal Executive Officer and Principal Financial Officer)	March 23, 2018

/s/ Miky Y.C. Wan* Miky Y. C. Wan	Interim Chief Financial Officer, President and Director	March 23, 2018

/s/ Connie Kwok Connie Kwok	Secretary and Director	March 23, 2018

/s/ Kwai Yau (Tony) Ho*	Director	March 23, 2018
Kwai Yau (Tony) Ho

/s/ Weiming Chen*	Director	March 23, 2018
Weiming Chen

/s/ Jenher Jeng*	Director	March 23, 2018
Jenher Jeng

/s/ Yongwie Hu*	Director	March 23, 2018
Yongwie Hu

Representing all of the members of the Board of Directors.

* By	/s/ Connie Kwok
Connie Kwok
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

