Form 10-Q
period 2018-03-31
Cosmos Group Holdings Inc.
filed 2018-05-14
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55793

COSMOS GROUP HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	22-3617931
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Rooms 1705-6, 17th Floor, Tai Yau Building,

No. 181 Johnston Road

Wanchai, Hong Kong

+852 3643 1111
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

As of May 11, 2018, the issuer had outstanding 21,492,933 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$85,094	$99,583
Restricted cash	1,500,750	–
Accounts receivable	1,957	–
Purchase deposits	8,875,808	194,852
Deposit and prepayment	77,959	75,813

Total current assets	10,541,568	370,248

Non-current assets:
Property, plant and equipment, net	229,304	103,563

TOTAL ASSETS	$10,770,872	$473,811

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$536,605	$33,958
Amount due to a director	489,761	378,256
Amounts due to related parties	135,316	98,669
Customer deposits	8,307,500	–
Bank borrowing	1,495,000	–
Current portion of obligation under finance lease	20,000	20,000
Income tax payable	14,503	14,503

Total current liabilities	10,998,685	545,386

Non-current liabilities:
Deferred tax liabilities	12,999	12,999
Obligation under finance lease	23,333	28,333

Total non-current liabilities	36,332	41,332

TOTAL LIABILITIES	11,035,017	586,718

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 30,000,000 shares authorized; no preferred stock issued	–	–
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 21,492,933 shares issued and outstanding as of March 31, 2018 and December 31, 2017	21,492	21,492
Accumulated other comprehensive loss	(5,294)	(5,294)
Accumulated losses	(280,343)	(129,105)

Total stockholders’ deficit	(264,145)	(112,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,770,872	$473,811

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2018	2017

REVENUE	$133,726	$91,718

Cost of revenue	(119,330)	(75,587)

Gross profit	14,396	16,131

OPERATING EXPENSES:
General and administrative	(165,172)	(15,650)
Total operating expenses	(165,172)	(15,650)

(LOSS) INCOME FROM OPERATIONS	(150,776)	481

Other (expense) income:
Interest income	1	1
Interest expense	(563)	(566)
Sundry income	100	142
Total other income (expense)	(462)	(423)

(LOSS) INCOME BEFORE INCOME TAXES	(151,238)	58

Income tax expense	–	(209)

NET LOSS	$(151,238)	$(151)

COMPREHENSIVE LOSS	$(151,238)	$(151)

Net loss per share:
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic	21,492,933	10,961,147
– Diluted	21,492,933	10,961,147

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(151,238)	$(151)
Adjustments to reconcile net loss to net cash (used in) generated from operating activities
Depreciation of property, plant and equipment	20,135	4,989
Change in operating assets and liabilities:		–
Accounts receivable	(1,957)	39,740
Purchase deposits	(8,680,956)	–
Deposits and prepayments	(2,146)	–
Accounts payables and accrued liabilities	502,647	2,270
Customer deposits	8,307,500	–
Net cash (used in) generated from operating activities	(6,015)	46,848

Cash flows from investing activities
Purchase of property, plant and equipment	(145,876)	–

Net cash used in investing activities	(145,876)	–

Cash flows from financing activities:
Advance from a related party	36,647	–
Advance from (repayment to) a director	111,505	(11,610)
Proceeds from bank borrowing	1,495,000	–
Repayment of finance lease	(5,000)	(5,031)

Net cash generated from (used in) financing activities	1,638,152	(16,641)

Net change in cash and cash equivalents and restricted cash	1,486,261	30,207

Cash and cash equivalents and restricted cash, beginning of period	99,583	1,581

Cash and cash equivalents and restricted cash, end of period	$1,585,844	$31,788

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$563	$566
Cash paid for tax	$–	$–

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	loss	losses	deficit
Balance as of January 1, 2018	21,492,933	$21,492	$(5,294)	$(129,105)	$(112,907)

Net loss for the period	–	–	–	(151,238)	(151,238)

Balance as of March 31, 2018	21,492,933	$21,492	$(5,294)	$(280,343)	$(264,145)

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—1	BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE—2	ORGANIZATION AND BUSINESS BACKGROUND

Cosmos Group Holdings Inc. (the “Company” or “COSG”) was incorporated in the state of Nevada on August 14, 1987.

The Company, through its subsidiaries, mainly engages in the provision of truckload transportation service in Hong Kong, in which the Company utilizes its owned trucks or independent contractor owned trucks for the pickup, delivery of freight from port to the designated destination, upon the customers’ request. From the first quarter of 2018, the Company actively anticipated a loyalty membership program which offered the members purchasing goods or services with a discounted price. Such service or goods could be variable and the market we have anticipated in the first quarter is motor vehicles market in the People’s Republic of China.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Lee Tat International Holdings Limited	British Virgin Islands	Investment holding	50,000 shares at US$1 each	100%

Lee Tat Transportation International Limited	Hong Kong	Logistic and delivery	10,000 ordinary shares for HK$10,000	100%

COSG International Holdings Limited	British Virgin Islands	Investment holding	10,000 shares at US$1 each	100%

COSG Car International Limited	Hong Kong	Investment holding	10,000 ordinary shares for HK$10,000	100%

Foshan Cosmos Xi Yue Car Rental Company Limited	People’s Republic of China (”PRC”)	Provision of car rental service	US$300,000,000	100%

COSG and its subsidiaries are hereinafter referred to as (the “Company”).

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

•	Restricted cash

The Company maintains restricted cash accounts held with financial institutions in the PRC, which are pledged as collateral for short-term bank borrowing that will be expired or matured in the next twelve months.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2018, there was no allowance for doubtful accounts.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Depreciation expense for the three months ended March 31, 2018 and 2017 were $20,135 and $4,989, as part of cost of revenue, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended March 31, 2018.

•	Revenue recognition

ASC Topic 606, “Revenue from Contracts with Customers” establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from the rendering of transportation services and recognizes in full upon completion of delivery to the receiver’s location. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

•	Comprehensive income

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

For the three months ended March 31, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2018, the Company did not have any significant unrecognized uncertain tax positions.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

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

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiaries in Hong Kong and the PRC maintain their books and records in their local currency, Hong Kong Dollars ("HK$") and Renminbi Yuan (“RMB”), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective period:

	March 31, 2018	December 31, 2017
Period-end HK$:US$1 exchange rate	7.8	7.8
Average period HK$:US$1 exchange rate	7.8	7.8
Period-end RMB:US$1 exchange rate	6.78	6.78
Average period RMB:US$1 exchange rate	6.78	6.78

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended March 31, 2018, the Company operates in two reportable operating segments in the Hong Kong and the PRC. The Company anticipated the new segment in car trading business in the PRC during the first quarter of this fiscal year.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and finance lease obligation): cash and cash equivalents, accounts receivable, purchase deposits, deposit and prepayments, accounts payable and accrued liabilities, income tax payable and amounts due to related parties approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term bank borrowings and finance lease obligation approximate the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606).” The FASB also issued a series of other ASUs, which update ASU 2014-09 (collectively, the “new revenue recognition standard”). This new standard replaces all previous U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2018. The Company expects the impact to be immaterial on an ongoing basis.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods, and requires a retrospective approach. The Company adopted this standard effective January 1, 2018 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018.  The Company is evaluating the adoption of ASC 842, but has not determined the effect it may have on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively, "restricted cash"). Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard retrospectively effective January 1, 2018 and the adoption did not have a material effect on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE—4	GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss of $151,238 for the three months ended March 31, 2018. Also, at March 31, 2018, the Company has incurred an accumulated deficit of $280,343 and working capital deficit of $457,117. The continuation of the Company as a going concern through March 31, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

NOTE—5	PURCHASE DEPOSITS

Purchase deposits represent deposit payments made to the vendor for procurement, which are unsecured, interest-free and relieved against account payable when the goods are received by the Company.

NOTE—6	AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company by related parties and a director of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interests from related parties’ loan are not significant.

NOTE—7	BANK BORROWING

During the three months ended March 31, 2018, the Company obtained the bank borrowing of $1,495,000 (equivalent to RMB10,140,000), with annual interest rate of 5% above the Bank of China Benchmark Lending Rate, monthly payable and repayable in February and March 2019, which is pledged by the restricted cash of the Company.

NOTE—8	CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers relating to the sale of motor vehicles in the PRC, which are interest free, unsecured and non-refundable. The Company receives these funds and recognizes them as a current liability until the revenue can be recognized upon the delivery of the title of motor vehicle to the customers in three months’ period from the date of signing the contracts.

NOTE—9	OBLIGATION UNDER FINANCE LEASES

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through May 29, 2020, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

Finance lease	$45,021	$50,584
Less: interest expense	(1,688)	(2,251)
	$43,333	$48,333

Current portion	$20,000	$20,000
Non-current portion	23,333	28,333
Total	$43,333	$48,333

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of March 31, 2018, the maturities of the finance lease for each of the three years are as follows:

Period ending March 31:
2019	$20,000
2020	20,000
2021	3,333

Total:	$43,333

NOTE—10	INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2018 and 2017 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America

As of March 31, 2018, the operation in the United States of America incurred $1,952,550 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $410,035 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate of 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
	2018	2017
(Loss) income before income taxes	$(148,443)	$58
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(24,493)	10
Tax effect from non-deductible items	3,428	823
Tax effect from non-taxable item	(604)	–
Tax effect from deductible items	(4,456)	(1,032)
Tax loss carryforwards	26,125	408
Income tax expense	$–	$209

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. For the three months ended March 31, 2018, the Company has generated operating loss in the PRC.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—11	STOCKHOLDERS’ DEFICIT

As of March 31, 2018 and December 31, 2017, the Company had a total of 21,492,933 and 21,492,933 shares of its common stock issued and outstanding, respectively.

NOTE—12	RELATED PARTY TRANSACTIONS

The Company has been provided free office space by its stockholder. The management determined that such cost is nominal and did not recognize the rent expense in its condensed consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE—13	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customer

For the three months ended March 31, 2018 and 2017, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2018			March 31, 2018
Customers	Revenues	Percentage of revenues		Accounts receivable
Customer A	$77,627	58%		$–
Customer D	43,032	32%		–
Total:	$120,659	90%	Total:	$–

	Three months ended March 31, 2017			March 31, 2017
Customers	Revenues	Percentage of revenues		Accounts receivable
Customer D	$66,861	73%		$–
Customer B	11,612	13%		–
Total:	$78,473	86%	Total:	$–

All customers are located in the Hong Kong.

(b)       Major vendors

For the three months ended March 31, 2018, one vendor represented more than 10% of the Company’s purchase. This vendor (Vendor A) accounted for 57% of the Company’s purchase amounting to $32,717, with $0 of accounts payable.

For the three months ended March 31, 2017, one vendor represented more than 10% of the Company’s operating cost. This vendor accounted for 18% of the Company’s operating cost amounting to $9,429 with $0 of accounts payable.

All vendors are located in the Hong Kong.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

The Company’s interest-rate risk arises from finance lease and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2018, borrowings under finance leases were at fixed rates and short-term bank borrowings were at variable rates.

(e)       Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(f)       Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NOTE—14	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

Overview

We are a Hong Kong based specialty commercial logistic company and online to offline vehicle purchasing platform. Our specialty commercial logistic company operates through Lee Tat Transportation Int’l Limited, our wholly owned Hong Kong subsidiary (“Lee Tat”), and provide timely and reliable logistics and delivery services to commercial clients located in Hong Kong. We offer service to the cable supply industry in Hong Kong, and expect to provide small parcel delivery service in cities near Shanghai in the near future. Lee Tat was organized as a private limited liability company on August 11, 2014, in Hong Kong. We acquired Lee Tat on May 12, 2017.

In the first quarter of 2018, we began operating our online to offline (O2O) vehicle purchasing platform solution through COSG Car International Limited, a Hong Kong private limited company (“Car International”) and Foshan Cosmos Xi Yue Car Rental Co. Ltd a wholly foreign owned entity (“WFOE”). Through our platform, we offer an online to offline loyalty membership program, which allows members to purchase competitively priced goods and services, with the intent of developing an ecosystem that will provide our members with discounted products and services relating to vehicle purchasing, leasing, and maintenance and other services. Concurrently, we also intend to build a business ecosystem from the big data obtained from our members and other participants of our O2O platform. Our current core product is future car purchasing services whereby we offer our customers the opportunity to purchase a car at a 3%-30% discount. We expect to initially target the Guangdong, China market.

We expect to focus our resources on exploring market opportunities in the auto markets in China and America, especially the synergy and application with big data in the near future. We do not have any current intention to further develop our logistics business segment at this time.

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

On January 13, 2017, the Company sold 200,000,000 shares of its common stock to ACOSG at a per share price of $0.001 per share for aggregate consideration of US$200,000. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to ACOSG.

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

Our O2O Vehicle Sales and Leasing Platform Solution

Through our online platform, we seek to develop an ecosystem, which will address the entire vehicle purchasing, leasing and maintenance process. We operate our membership program and O2O vehicle sales and leasing business through COSG Car International Limited, a Hong Kong private limited company (“Car International”) and Foshan Cosmos Xi Yue Car Rental Co. Ltd a wholly foreign-owned enterprise incorporated in China (“COSG WFOE”).

We launched our online platform in the first quarter of 2018 after engaging in two months of research and promotional activity in the China auto market. On October 27, 2017, we held a soft launch event for our car sales and leasing business in the City of Foshan and obtained a nonbinding intent of cooperation from Foshan Xi Yue Yi Car Rental Limited, an offline physical car sales and leasing service provider (“XYY”), that has almost 20 retail locations in China.

We expect to focus on developing our membership program and O2O Vehicle Sales and Leasing Platform Solution in the near future. We currently target members located in the city of Foshan and its environs in Guangdong, China, and hope to eventually expand to Beijing and Shanghai during 2018 or early 2019. We expect our customers to consist of individuals, corporate clients, smaller car leasing companies, car dealers and vehicle manufacturers. Our members access our platform solution services via our website. We are in the process of developing an app to enhance our services for our members.

As market warming and promotion, during the quarter ended March 31, 2018, we offered customers one year free annual membership to our platform to allow them to enjoy the benefit of purchasing discounted goods from our platform. During the promotion period, we generated income from vehicle sales and investment vehicle leasing services. We expect to assess and collect an annual membership fee as core revenue in the near future.

Future Car Purchasing Services

Our current core product is future car purchasing services whereby we offer members of our online ecosystem and nonmembers the opportunity to purchase a car at a 3%-30% discount. The degree of discount will vary based upon the make and number of vehicles selected. With respect to customers referred from T-Mall, vehicles will be delivered within one month in the future, depending upon the make and model. Based on our favorable relationship with a few major car dealers and our financial credit, we hope to be able to provide vehicles at a competitive price.

We expect XYY to complete any offline portion of the vehicle purchasing process. Vehicles will also be delivered to XYY retail locations, where the client will complete the purchase and title transfer process. Our platform will complete the flow and payment of purchasing with car dealers.

Investment Vehicles Leasing Services

We also serve as a platform by offering an investment vehicle long term leasing paring services, whereby we facilitate the purchase and refer one or more vehicles on behalf of investors who purchase vehicles for the purpose of leasing it to third parties who have leasing business. We act as a coordinator and introducer to those third party leasing companies, Any profit derived from the leasing arrangement is shared between us, the investor and our cooperation partner XYY.

Membership Revenue/Services

We expect to generate revenue from members of our O2O platform. During the quarter ended March 31, 2018, we offered free platform memberships as a promotion to build membership. We began enrolling members in April 2018, and expect members to pay annual membership fees on a going forward basis. Among other things, we offer our members the opportunity to purchase vehicles at competitive prices and an attractive package of benefits, including discount insurance products, car accessories, maintenance services, and access to our vehicle resale platform. We anticipate that we will actively seek bulk-pricing arrangements with local car dealers, repair service shops, insurance brokers and other related service providers. We also expect to obtain and aggregate customer information during the course of our operations. We intend to internally apply this data to refine our customer attraction and retention and other aspects of our operations.

Sales and Marketing.

Logistics Segment

We expect to continue to focus on providing express delivery and logistic services to cable and data equipment suppliers in Hong Kong and mainland China. We anticipate focusing on business to business marketing, cold callings or attending local chamber of commerce events to obtain customers. In the near future, we expect to focus on consolidating our Hong Kong and Shanghai operations. We will sustain and consolidate the existing business in Hong Kong, and the branch in Hong Kong will also support our Shanghai client (Yunda) and the Suzhou office for cross border logistic and delivery. We do not have any current intention to further develop our logistics business segment at this time.

O2O Platform Segment

We attract customers from our internal marketing efforts, business relationships of our executive management team, and through cooperation partners such as XYY and other small car stores in Foshan. Effective February 9, 2018, we, through our wholly foreign owned enterprise in China (COSG WFOE), entered into a COSG Car APP Promotion and Membership Management Collaboration Agreement (the “Car APP Agreement”) with Foshan Shen Fan Technology Limited (“Foshan Shen Fan”), an O2O servicing company. Pursuant to the Car APP Agreement, Foshan Shen Fan agreed to promote the registration and sales of memberships on behalf of COSG, with the goal of achieving 100,000,000 registered COSG Car APP members. COSG agreed to provide its Car APP designed for use by COSG vehicle members and after-app customer service and operating environment. COSG agreed to pay Foshan Shen Fan certain fees which are more fully set forth in the Car APP Agreement. The collaboration expires in 2019.

Effective February 9, 2018, we, through COSG WFOE, also entered into an E-commerce Strategic Cooperation Agreement (the “Cooperation Agreement”) with Foshan Shen Fan. Pursuant to the Cooperation Agreement, Foshan Shen Fan agreed to build and operate an online ecommerce store for the sale of cars, which e-store will be accessed through T-Mall, Foshan’s Alibaba China Station account. Foshan Shen Fan is expected to sell 30,000 vehicles in 2018. COSG agreed to pay Foshan Shen Fan certain fees which are more fully set forth in the Cooperation Agreement.

Major Customers.

All of our major customers are located in Hong Kong. During the three months ended March 31, 2018, and 2017, the following customers accounted for 10% or more of our total net revenues:

	Three Months ended March 31, 2018		March 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
Hip Tung Cables Company Limited	$77,627	58%	–
Peaceman Cable Engineering Limited	43,032	32%	–
TOTAL	$120,659	90%	–

	Three Months ended March 31, 2017		March 31, 2017
	Revenues	Percentage of revenues	Accounts receivable
Peaceman Cable Engineering Limited	$66,861	73%	–
Polygon Cable Supplies Ltd	11,612	13%	–
TOTAL	$78,473	86%	–

We have a delivery operations team in Hong Kong consisting of two trucks, two drivers, and three network partners that pick up stocks for us and complete the delivery process. Generally, we are not a party to any long-term agreements with our customers. From time to time, we may enter into long term contracts similar to the Transportation Service with major customers and subcontract the performance of the performance of the contract to corresponding network partner according to the price and area.

Major Network Partners.

All of our major vendors are located in Hong Kong. For the three months ended March 31, 2018, one vendor, Po Won Transportation Company Limited, represented more than 10% of the Company’s operating cost. This vendor accounted for 57% of the Company’s operating cost amounting to $32,717 with $0 of accounts payable.

All of our major vendors are located in Hong Kong. For the three months ended March 31, 2017, one vendor, Tak Lee Transportation Company, represented more than 10% of the Company’s operating costs. This vendor accounted for 18% of the Company’s operating costs amounting to $9,429 with $0 of accounts payable.

Effective January 20, 2018, we, through COSG Car International Limited, our wholly owned subsidiary, entered into a Car Rental Collaboration Agreement (the “Car Rental Collaboration Agreement”) with Foshan Xi Yue Yi Car Rental Limited (“XYY”), an offline physical vehicle sales and leasing company. Pursuant to the Car Rental Collaboration Agreement, XYY agreed to lease to third parties vehicles provided by COSG and its customers. In consideration, XYY and COSG shall share leasing revenue upon transaction specific terms. The collaboration expires February 19, 2021, unless it is renewed on or before January 18, 2021. Huan-Ting Peng, our Chief Operating Officer, owns approximately 51% of XYY and is an officer and executive director of XYY.

Seasonality.

Our logistics business is highly dependent upon the e-commerce industry in Hong Kong and China. In Hong Kong and China, we experience peak demand for our services during the double eleven festival and the Chinese New Year celebrations.

Our car sales business is highly correlated with China’s economic cycle, having its low season during Chinese Lunar New Year.

Insurance.

We maintain certain insurance in accordance customary industry practices in the jurisdiction where we operate. Under Hong Kong law it is a requirement that all employers in the city must purchase Employee's Compensation Insurance to cover their liability in the event that their staff suffers an injury or illness during the normal course of their work. Lee Tat maintains Employee’s Compensation Insurance, vehicle insurance and third party risks insurance for the business purposes.

Reverse Stock Split

Effective February 6, 2018, we engaged in a 1:20 reverse split of our common stock so that each twenty shares of issued and outstanding common stock were exchanged for one share.

We reported a net loss of $151,238 for the three months ended March 31, 2018, and $151 for the three months ended March 31, 2017, respectively. As of March 31, 2018, our current assets and current liabilities were $10,541,568 and $10,998,685, respectively. We had current assets of $370,248 and current liabilities of $545,386 as of December 31, 2017. Our auditors have prepared our financial statements for the years ended December 31, 2017 and 2016 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

Results of Operations

Comparison of the three months ended March 31, 2018 and March 31, 2017

As of March 31, 2018, we suffered from a working capital deficit of $457,117. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended March 31, 2018, compared to the three months ended March 31, 2017:

	Three months ended March 31,
	2018	2017

Revenue	$133,726	$91,718
Cost of revenue	(119,330)	(75,587)
Gross profit	14,396	16,131
General and administrative expenses	(224,599)	(15,650)
Income (loss) from operation	(210,203)	481
Total other expense	(58,965)	(423)
Income tax expense	–	(209)
NET LOSS	$(151,238)	$(151)

Revenue. We generated revenues of $133,726 and $91,718 for the three months ended March 31, 2018 and 2017. The increase in revenue is attributable to the expansion of our business into Shanghai and our contract with Shanghai Yunda Cargo Limited. We anticipate that our revenues will continue increase in the near future as our loyalty membership program develops and as we continue to derive income from vehicles sales and leasing paring operations.

During the three months ended March 31, 2018 and 2017, the following customers accounted for 10% or more of our total net revenues:

	Three months ended March 31, 2018			March 31, 2018
Customer	Revenues	Percentage of revenues		Accounts receivable
Peaceman Cable Engineering Limited	$43,032	32%		$–
Hip Tung Cables Company Limited	77,627	58%		–
Total:	$120,659	90%	Total:	$–

	Three months ended March 31, 2017			March 31, 2017
Customer	Revenues	Percentage of revenues		Accounts receivable
Peaceman Cables Engineering Limited	66,450	77%		–
Polygon Cable Supplies Ltd	11,541	13%		–
Total:	$77,991	90%	Total:	$–

All of our major customers are located in Hong Kong.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2018, was $119,330, and as a percentage of net revenue, approximately 89%. Cost of revenue for the same period ended March 31, 2017, was $75,587. Cost of revenue as a percentage of net revenue for the three months ended March 31, 2017 was approximately 82%. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $14,396 and $16,131 for the three months ended March 31, 2018, and 2017, respectively. The decrease in gross profit is primarily attributable to decreased business in Shanghai.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $224,599 and $15,650 for the three months ended March 31, 2018, and 2017, respectively. The increase in G&A is primarily attributable to our increased business volume as well as professional, administrative and other fees associated with being a reporting act company.

G&A as a percentage of net revenue was approximately 167% and 17% for the three months ended March 31, 2018 and 2017, respectively. The increase in G&A is attributable to our increased business activities, including the establishment and operation of our O2O Vehicle Purchasing and Leasing Platform. As a general matter, we expect our G&A to increase in the foreseeable future as we expand our business operations, including an anticipated increase in employees.

Other Expense, net. We incurred net other expense of $462 for the three months ended March 31, 2018, as compared to -$423 for the three months ended March 31, 2017. Our net other expenses for the three months ended March 31, 2018 and 2017 consisted primarily of interest expenses.

Income Tax Expense. Our income tax expenses for the three months ended March 31, 2018 and 2017 was $0 and $209, respectively. The decrease in income tax expenses was primarily attributable to the larger net loss that we incurred as a result of greater operating expenses.

Net Loss. During the three months ended March 31, 2018, we incurred a net loss of $151,238, as compared to $151 for the same period ended March 31, 2017. The increase in net loss is primarily attributable to costs associated with establishing and operating our O2O Vehicle Purchasing and Leasing Platform and increased general and administrative expenses resulting from being a reporting act company.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $85,094, restricted cash of $1,500,750, accounts receivable of $1,957 and incurred a net loss of $151,238 for the three months ended March 31, 2018. As of December 31, 2017, we had cash and cash equivalents of $99,583, accounts receivable of $0 and incurred a net loss of $151.

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

	Three Months Ended March 31,
	2018	2017
Net cash (used in) generated from operating activities	$(6,015)	$46,848
Net cash used in provided by investing activities	(145,876)	–
Net cash generated from (used in) financing activities	$1,638,152	$(16,641)

Net Cash (Used In) Generated From Operating Activities.

For the three months ended March 31, 2018, net cash used in operating activities was $6,015, which consisted primarily of a net loss of $151,238 offset by decrease in accounts receivable of $1,957, an increase in purchase deposits of $8,680,956, an increase in deposits and prepayments of $2,146, an increase in account payable and accrued liabilities of $502,647, an increase in customer deposits of $8,307,500, and depreciation of property, plant and equipment of $2,135.

For the three months ended March 31, 2017, net cash used in operating activities was $46,848, which consisted primarily of a net loss of $58, an increase in accounts receivable of $39,740 and depreciation of property, plant and equipment of $4,989, offset by a decrease in accrued liabilities and other payables of $2,270.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the three months ended March 31, 2018, net cash used in investing activities was $145,876 consisting of the purchase of property, plant and equipment.

Net Cash Generated From (Used In) Financing Activities.

For the three months ended March 31, 2018, net cash generated from financing activities was $1,638,152 consisting primarily of advances from Koon Wing, CHEUNG, our Chief Executive Officer of $111,505, and proceeds from bank borrowing of $1,495,000, offset by repayments on a finance lease of $5,000.

For the three months ended March 31, 2017, net cash used in financing activities was $16,641, consisting primarily of repayment to Koon Wing, CHEUNG, our Chief Executive Officer of $11,610, and repayment on a finance lease of $5,031.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2018:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	625,077	625,077	–	–	–
Commercial commitments
Finance lease obligation	43,333	20,000	23,333
Bank loan repayment	1,495,000	1,495,000		–	–
Total obligations	2,163,410	2,140,077	23,333	–	–

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

•	Revenue recognition

ASC Topic 606, “Revenue from Contracts with Customers” establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from the rendering of transportation services and recognizes in full upon completion of delivery to the receiver’s location. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

•	Income taxes

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

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiaries in Hong Kong and the PRC maintain their books and records in their local currency, Hong Kong Dollars ("HK$") and Renminbi Yuan (“RMB”), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

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

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and finance lease obligation): cash and cash equivalents, accounts receivable, purchase deposits, deposit and prepayments, accounts payable and accrued liabilities, income tax payable and amounts due to related parties approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term bank borrowings and finance lease obligation approximate the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of March 31, 2018, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A	Risk Factors

Additional Risk Factors Related to Our O2O Platform Solution

Our expected profits and financial condition may be adversely affected if we are unable to sell our vehicles at the anticipated price. With respect to our future our leasing product, we compete on the basis of price. If we are unable to negotiate significant negotiate bulk purchasing concessions or sell at our expected price, we may not be able to generate our anticipated profit, which may affect the speed at which our expansion plans are implemented or even the expected focus of our resources.

The profitability of our investment car leasing services is dependent upon us successfully and timely connecting investors with leasing customers. We are obligated to begin making profit allocations to the investor based upon contractual agreement regardless of whether the vehicle has actually been leased or whether payment was received. If we are unable to timely lease out our vehicles, or if the customers fail to timely pay, if at all, our expected profits, financial condition and results of operations will be adversely affected.

We depend on vehicle purchasing and leasing members for revenue and, accordingly, our revenue is dependent upon the success and economic viability of our members. We believe that the state of China’s economy and other factors including concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit may affect consumer confidence and market volatility. These events and market upheavals may have an adverse impact on us. Market downturns may affect vehicle purchase and lease decisions, which may adversely affect our profit and results of operations. This may, in turn, make it more difficult for us to raise funds if necessary, and place downward pressure on our stock price.

Vehicle purchase and lease decisions may be affected by government infrastructure policies. Vehicle buying and leasing decisions are greatly dependent upon the quality and accessibility of roads, public transportation, and population levels. Unforeseen changes in government policies affecting any of the foregoing to which we fail to respond could adversely affect our operating results and financial position.

The success of our O2O vehicle sales and leasing platform solution depends upon the continued cooperation of our executive officers and cooperation partners. The success and viability of our O2O vehicle sales and leasing platform will depend upon the continued services of our executive officers who are developing our business, especially Huan-Ting Peng, our Chief Operating Officer, and the continued cooperation of XYY and Foshan Shen Fan in servicing and attracting members. The loss of the services of Huan-Ting Peng, the loss of key cooperation partners, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop, operate and execute on our platform solution, which could adversely affect our financial results and impair our growth.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
10.1	Lee Tat Transportation Service Contract, effective May 1, 2017, by and between Lee Tat Transportation International Limited and Shanghai Yunda Cargo Co., Ltd. (2)
10.2	Lee Tat Transportation Service Contract, effective May 1, 2017, by and between Lee Tat Transportation International Limited and Suzhou Yuantong Logistic Company, Ltd. (3)
10.3	Employment Agreement, effective January 1, 2015, by and between Lee Tat Transportation International Limited and Koon Wing Cheung. (2)
10.4	COSG Car APP Promotion and Membership Management Collaboration Agreement dated February 9, 2018, by and between Foshan Cosmos Xi Yue Car Rental Limited and Foshan Shen Fan Technology Limited (4)
10.5	E-Commerce Strategic Cooperation Agreement dated February 9, 2018, by and between Foshan Cosmos Xi Yue Car Rental Limited and Foshan Shen Fan Technology Limited (4)
10.6	Car Rental Collaboration Agreement dated January 20, 2018, by and between COSG Car International Limited and Foshan YY Car Rental Limited (5)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

(4) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2018.

(5) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS, INC.

	By:	/s/Koon Wing Cheung
Koon Wing Cheung
Chief Executive Officer

Date: May 14, 2018

