Form 10-Q
period 2018-06-30
Cosmos Group Holdings Inc.
filed 2018-08-16
CIK 1706509

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

+852 36438 1111
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

As of August 2, 2018, the issuer had outstanding 21,492,933 shares of common stock.

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

COSMOS GROUP HOLDINGS INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$28,341	$99,583
Restricted cash	1,546,421	–
Accounts receivable	2,263	–
Purchase deposits	8,849,350	194,852
Deposits and prepayment	407,489	75,813

Total current assets	10,833,864	370,248

Non-current assets:
Property, plant and equipment, net	218,652	103,563

TOTAL ASSETS	$11,052,516	$473,811

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$763,224	$33,958
Amount due to a director	603,977	378,256
Amounts due to related parties	169,676	98,669
Customer deposits	8,471,920	–
Bank borrowing	1,540,496	–
Current portion of obligation under finance lease	20,000	20,000
Income tax payable	14,503	14,503

Total current liabilities	11,583,796	545,386

Non-current liabilities:
Deferred tax liabilities	12,999	12,999
Obligation under finance lease	18,333	28,333

Total non-current liabilities	31,332	41,332

TOTAL LIABILITIES	11,615,128	586,718

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 30,000,000 shares authorized; no preferred stock issued	–	–
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 21,492,933 shares issued and outstanding as of June 30, 2018 and December 31, 2017	21,492	21,492
Accumulated other comprehensive income (loss)	1,986	(5,294)
Accumulated deficit	(586,090)	(129,105)

Total stockholders’ deficit	(562,612)	(112,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,052,516	$473,811

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

REVENUE	$225,147	$187,664	$358,873	$279,382

COST OF REVENUES:	(222,951)	(125,393)	(342,281)	(200,980)

GROSS PROFIT	2,196	62,271	16,592	78,402

OPERATING EXPENSES:
General and administrative	307,396	80,623	472,568	126,837
Total operating expenses	307,396	80,623	472,568	126,837

LOSS FROM OPERATIONS	(305,200)	(18,352)	(455,976)	(48,435)

Other (expense) income:
Interest income	15	–	16	–
Interest expense	(562)	(560)	(1,125)	(1,125)
Sundry income	–	–	100	142
Total other expense	(547)	(560)	(1,009)	(983)

LOSS BEFORE INCOME TAXES	(305,747)	(18,912)	(456,985)	(49,418)

Income tax expense	–	(53)	–	(262)

NET LOSS	$(305,747)	$(18,965)	$(456,985)	$(49,680)

Other comprehensive loss: – Foreign currency translation loss	–	–	(7,280)	–

COMPREHENSIVE LOSS	$(305,747)	$(18,965)	$(464,265)	$(49,680)

Net loss per share: – Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding: – Basic and diluted	21,492,933	259,676,495	21,492,933	254,640,969

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(456,985)	$(49,680)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	34,235	9,917
Change in operating assets and liabilities:
Accounts receivable	(2,263)	39,495
Purchase deposits	(8,654,498)	–
Deposits and prepayments	(331,676)	–
Accounts payables and accrued liabilities	729,266	(33,924)
Customer deposits	8,471,920	–
Net cash used in operating activities	(210,001)	(34,192)

Cash flows from investing activities
Purchase of property, plant and equipment	(149,324)	–

Net cash used in financing activities	(149,324)	–

Cash flows from financing activities:
Amount due to related parties	78,287	–
Amount due to a director	225,721	(145,020)
Proceed from bank borrowing	1,495,000	–
Proceed from issuance of common stock	–	200,000
Repayment of finance lease	(10,000)	(10,000)
Net cash provided by financing activities	1,789,008	44,980

Effect on exchange rate change on cash and cash equivalents	45,496	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,475,179	10,788

BEGINNING OF PERIOD	99,583	1,581

END OF PERIOD	$1,574,762	$12,369

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,125	$1,125
Cash paid for tax	$–	$–

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 1 BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE - 2 ORGANIZATION AND BUSINESS BACKGROUND

Cosmos Group Holdings Inc. (the “Company” or “COSG”) incorporated in the state of Nevada on August 14, 1987.

The Company, through its subsidiaries, mainly engages in the provision of truckload transportation service in Hong Kong, in which the Company utilizes its owned trucks or independent contractor owned trucks for the pickup, delivery of freight from port to the designated destination, upon the customers’ request. From the first fiscal quarter of 2018, the Company actively anticipated a loyalty membership program which offered the members purchasing goods or services with a discounted price. Such service or goods could be variable and the market we have anticipated in the first quarter is motor vehicles market in the People’s Republic of China.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

COSG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE - 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2018, there was no allowance for doubtful accounts.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

Depreciation expense for the three months ended June 30, 2018 and 2017 were $14,100 and $4,928, as part of cost of revenue, respectively.

Depreciation expense for the six months ended June 30, 2018 and 2017 were $34,235 and $9,917, as part of cost of revenue, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2018.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

For the three and six months ended June 30, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2018, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	June 30, 2018	June 30, 2017
Period-end HK$:US$1 exchange rate	7.80	7.80
Average period HK$:US$1 exchange rate	7.80	7.80
Period-end RMB:US$1 exchange rate	6.58	–
Average period RMB:US$1 exchange rate	6.34	–

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended June 30, 2018, the Company operates in two reportable operating segments in the Hong Kong and the PRC. The Company anticipated the new segment in car trading business in the PRC during the first quarter of this fiscal year.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. The Company will adopt ASC 842 effective January 1, 2019. The Company is currently in the process of evaluating the impact of the guidance on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company early adopted the ASU 2016-18 on January 1, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to provide additional guidance with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company early adopted the ASU 2016-18 on January 1, 2017.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact to our consolidated financial statements relates to the recognition and measurement of equity investments at fair value with changes recognized in Net income. The amendment also updates certain presentation and disclosure requirements. The adoption of ASU 2016-01 did not have a material impact on the consolidated financial statements. The adoption of ASU 2016-01 is expected to increase volatility in net income as changes in the fair value of available-for-sale equity investments and changes in observable prices of equity investments without readily determinable fair values will be recorded in net income.

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company updated its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company continues to recognize revenue at a point in time for the majority of its contracts with customers, which is generally when products are either shipped or delivered. Therefore, the adoption of ASC 606 did not have a material impact on the consolidated financial statements.

In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this new guidance.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE - 4 GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss of $456,985 and negative operating cash flows of $210,001 for the period ended June 30, 2018. Also, at June 30, 2018, the Company has incurred an accumulated deficit of $586,090.

The continuation of the Company as a going concern through June 30, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 5 PURCHASE DEPOSITS

Purchase deposits represent deposit payments made to the vendor for procurement, which are unsecured, interest-free and relieved against account payable when the goods are received by the Company.

NOTE - 6 AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company by related parties, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interest from related party loan is not significant.

NOTE - 7 BANK BORROWING

During the three and six months ended June 30, 2018, the Company obtained the bank borrowing of $1,540,496 (equivalent to RMB10,140,000), with annual interest rate of 5% above the Bank of China Benchmark Lending Rate, monthly payable and repayable in February and March 2019, which is pledged by the restricted cash of the Company.

NOTE - 8 CUSTOMER DEPOSITS

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

NOTE - 9 OBLIGATIONS UNDER FINANCE LEASES

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through May 29, 2020, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Finance lease	$39,459	$50,584
Less: interest expense	(1,126)	(2,251)

	$38,333	$48,333

Current portion	20,000	20,000
Non-current portion	18,333	28,333
Total	$38,333	$48,333

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of June 30, 2018, the maturities of the finance lease for each of the two years are as follows:

Period ending June 30:
2019	$20,000
2020	18,333

Total:	$38,333

NOTE - 10 INCOME TAXES

United States of America

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of June 30, 2018, the operation in the United States of America incurred $1,989,357 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $417,765 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate of 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2018 and 2017 is as follows:

	Six months ended June 30,
	2018	2017

(Loss) income before income taxes	$(456,985)	$3,443
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(75,402)	568
Tax effect from non-deductible items	25,610	1,636
Tax effect from non-taxable item	(604)	–
Tax effect from deductible items	(3,545)	(1,977)
Tax loss utilized (carryforwards)	53,941	(227)
Income tax expense	$–	$–

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. For the three and six months ended June 30, 2018, the Company has generated an operating loss in the PRC.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 11 STOCKHOLDERS’ EQUITY

As of June 30, 2018, the Company had a total of 21,492,933 shares of its common stock issued and outstanding.

NOTE - 12 RELATED PARTY TRANSACTIONS

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

NOTE - 13 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customer

For the three months ended June 30, 2018 and 2017, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Three months ended June 30, 2018			June 30, 2018
Customers	Revenues	Percentage of revenues		Accounts receivable
Customer C	$120,027	53%		$–
Customer B	83,789	37%		–
Total:	$203,816	90%	Total:	$–

	Three months ended June 30, 2017			June 30, 2017
Customers	Revenues	Percentage of revenues		Accounts receivable
Customer B	$73,022	40%		$–
Customer C	57,302	32%		–
Total:	$130,324	72%	Total:	$–

For the six months ended June 30, 2018 and 2017, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Six months ended June 30, 2018			June 30, 2018
Customers	Revenues	Percentage of revenues		Accounts receivable
Customer C	$197,654	55%		$–
Customer B	126,821	35%		–
Total:	$324,475	90%	Total:	$–

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30, 2017			June 30, 2017
Customers	Revenues	Percentage of revenues		Accounts receivable
Customer B	$139,472	50%		$–
Customer C	57,302	21%		–
Total:	$196,774	71%	Total:	$–

All customers are located in the Hong Kong.

(b)       Major vendors

For the three and six months ended June 30, 2018, one vendor represented more than 10% of the Company’s purchase. This vendor (Vendor A) accounted for 14% of the Company’s purchase amounting to $14,542 and $47,258 respectively, with $0 of accounts payable.

For the three and six months ended June 30, 2017, one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 10% of the Company’s operating cost amounting to $11,346 and $20,775, respectively with $0 of accounts payable at June 30, 2017.

All vendors are located in the Hong Kong.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(d)      Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2018, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

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

Some of the Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

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

NOTE - 14 SUBSEQUENT EVENTS

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

Our online to offline (O2O) vehicle purchasing platform solution is offered through COSG Car International Limited, a Hong Kong private limited company (“Car International”) and Foshan Cosmos Xi Yue Car Rental Co. Ltd a wholly foreign owned entity (“WFOE”). Through our platform, we offer an online to offline loyalty membership program, which allows members to purchase competitively priced goods and services, with the intent of developing an ecosystem that will provide our members with discounted products and services relating to vehicle purchasing, leasing, and maintenance and other services. Concurrently, we also intend to build a business ecosystem from the big data obtained from our members and other participants of our O2O platform. Our current core product is future car purchasing services whereby we offer our customers the opportunity to purchase a car at a 3%-30% discount.

Effective July 15, 2018, our Board of Directors dismissed Huan-Ting Peng, our Chief Operating Officer and the statutory representative of our WFOE, from all of her positions with the company and its subsidiaries and affiliated entities. Miky Wan, our President, interim Chief Financial Officer and Director, was concurrently appointed to fill the vacancies created by Ms. Peng’s removal and to serve as our Chief Operating Officer and statutory representative of WFOE.

Concurrently with the dismissal of Ms. Peng, our Board of Directors also terminated that certain Car Rental Collaboration Agreement (the “Car Rental Collaboration Agreement”) with Foshan YY Car Rental Limited (“YY”), a vehicle sales and leasing company. Ms. Peng owns approximately 51%of YY and is an officer and executive director of YY.

With the dismissal of Ms. Peng and the termination of the Car Rental Collaboration Agreement, we are uncertain about our ability to continue to offer our core products of future car purchasing and investment vehicle leasing services services and memberships. If we are unable to offer our core products, our business plan of accessing the auto market in China and developing an ecosystem that will provide our members with discounted products and services relating to vehicle purchasing, leasing, and maintenance and other services may be materially and adversely affected. Management is reassessing its ability to proceed with its business plan and is now considering alternative options.

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

Our O2O Vehicle Sales and Leasing Platform Solution

Our original business plan was to develop an ecosystem to address the entire vehicle purchasing, leasing and maintenance process. Our core product and services consisted of the following:

•	Future Car Purchasing Services: Members of our online ecosystem and nonmembers have the opportunity to purchase a car at a 3%-30% discount. The degree of discount will vary based upon the make and number of vehicles selected.
•	Investment Vehicle Leasing Services: we facilitate the purchase and lease of one or more vehicles on behalf of investors who purchase vehicles for the purpose of leasing it to third parties; and
•	Membership Program: Members have the opportunity to purchase vehicles at competitive prices and an attractive package of benefits, including discount insurance products, car accessories, maintenance services, and access to our vehicle resale platform.

Our former cooperation partner, Foshan YY Car Rental Limited (“YY”), was an integral part of our ability to offer future car purchasing services and investment vehicle leasing services. Effective July 15, 2018, our Board of Directors dismissed Huan-Ting Peng, our Chief Operating Officer and the statutory representative of our WFOE, from all of her positions with the company and its subsidiaries and affiliated entities. Miky Wan, our President, interim Chief Financial Officer and Director, was concurrently appointed to fill the vacancies created by Ms. Peng’s removal and to serve as our Chief Operating Officer and statutory representative of WFOE. Concurrently with the dismissal of Ms. Peng, our Board of Directors also terminated the Car Rental Collaboration Agreement with YY. Ms. Peng owns approximately 51%of YY and is an officer and executive director of YY.

With the dismissal of Ms. Peng and the termination of the Car Rental Collaboration Agreement, we are uncertain about our ability to continue to offer our core product of future car purchasing and investment vehicle leasing services and memberships. If we are unable to offer our core products, our business plan of accessing the auto market in China and develop an ecosystem that will provide our members with discounted products and services relating to vehicle purchasing, leasing, and maintenance and other services may be materially and adversely affected. Management is reassessing its ability to proceed with its business and is now considering alternative options.

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

In light of the dismissal of Ms. Peng and termination of the Car Rental Collaboration Agreement, we are assessing the future of these collaboration and cooperation arrangements.

Major Customers.

All of our major customers are located in Hong Kong. During the six months ended June 30, 2018, and 2017, the following customers accounted for 10% or more of our total net revenues:

	Six Months ended June 30, 2018		June 30, 2018
	Revenues	Percentage of revenues	Accounts receivable
Hip Tung Cables Company Limited	$197,654	55%	–
Peaceman Cable Engineering Limited	126,821	35%	–
TOTAL	$324,475	90%	–

	Six Months ended June 30, 2017		June 30, 2017
	Revenues	Percentage of revenues	Accounts receivable
Hip Tung Cables Company Limited	$57,302	21%	–
Peaceman Cable Engineering Limited	139,472	50%	–
TOTAL	$196,774	71%	–

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

Major Network Partners.

All of our major vendors are located in Hong Kong. For the six months ended June 30, 2018, one vendor, Po Won Transportation Company Limited, represented more than 10% of the Company’s operating cost. This vendor accounted for 14% of the Company’s operating cost amounting to $47,258 with $0 of accounts payable.

All of our major vendors are located in Hong Kong. For the six months ended June 30, 2017, one vendor, Tak Lee Transportation Company, represented more than 10% of the Company’s operating costs. This vendor accounted for 18% of the Company’s operating costs amounting to $20,775 with $0 of accounts payable.

Effective July 15, 2018, our Board of Directors dismissed Huan-Ting Peng, our Chief Operating Officer and the statutory representative of our WFOE, from all of her positions with the company and its subsidiaries and affiliated entities. Concurrently with the dismissal of Ms. Peng, our Board of Directors also terminated the Car Rental Collaboration Agreement with YY. Ms. Peng owns approximately 51% of YY and is an officer and executive director of YY. With the dismissal of Ms. Peng and the termination of the Car Rental Collaboration Agreement, we are uncertain about our ability to continue to offer our core product of future car purchasing and investment vehicle leasing services and memberships. If we are unable to offer our core products, our business plan of accessing the auto market in China and develop an ecosystem that will provide our members with discounted products and services relating to vehicle purchasing, leasing, and maintenance and other services may be materially and adversely affected. Management is reassessing its ability to proceed with its business and is now considering alternative options.

Seasonality.

Our logistics business is highly dependent upon the e-commerce industry in Hong Kong and China. In Hong Kong and China, we experience peak demand for our services during the double eleven festival and the Chinese New Year celebrations.

Our car sales business was highly correlated with China’s economic cycle, having its low season during Chinese Lunar New Year.

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

Results of Operations

We reported a net loss of $456,985 and $49,680 for the six months ended June 30, 2018, and2017, respectively. As of June 30, 2018, our current assets and current liabilities were $10,833,864 and $11,583,796, respectively. We had current assets of $370,248 and current liabilities of $545,386 as of December 31, 2017. Our auditors have prepared our financial statements for the years ended December 31, 2017 and 2016 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Comparison of the three months ended June 30, 2018 and June 30, 2017

The following table sets forth certain operational data for the three months ended June 30, 2018, compared to the three months ended June 30, 2017:

	Three months ended June 30,
	2018	2017

Revenue	$225,147	$187,664
Cost of revenue	(222,951)	(125,393)
Gross profit	2,196	62,271
General and administrative expenses	(307,396)	(80,623)
Loss from operation	(305,200)	(18,352)
Total other expense	(547)	(560)
Income tax expense	–	(53)
NET LOSS	$(305,747)	$(18,965)

Revenue. We generated revenues of $225,147 and $187,664 for the three months ended June 30, 2018 and 2017, respectively. The increase in revenue is attributable to the development of our O2O vehicle sales and leasing operations. In light of the dismissal of Ms. Peng and termination of the Car Rental Collaboration Agreement, we expect revenue from O2O Vehicle Purchasing and Leasing Platform and revenue overall to significantly decrease in the near future.

During the three months ended June 30, 2018 and 2017, the following customers accounted for 10% or more of our total net revenues:

	Three months ended June 30, 2018			June 30, 2018
Customers	Revenues	Percentage of revenues		Accounts receivable
Hip Tung Cables Company Limited	$120,027	53%		$–
Peaceman Cable Engineering Limited	83,789	37%		–
Total:	$203,816	90%	Total:	$–

	Three months ended June 30, 2017			June 30, 2017
Customers	Revenues	Percentage of revenues		Accounts receivable
Peaceman Cable Engineering Limited	$73,022	40%		$–
Hip Tung Cables Company Limited	57,302	32%		–
Total:	$130,324	72%	Total:	$–

All of our major customers are located in Hong Kong.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2018, was $222,951, and as a percentage of net revenue, approximately 99%. Cost of revenue for the same period ended June 30, 2017, was $125,393. Cost of revenue as a percentage of net revenue for the three months ended June 30, 2017 was approximately 67%. Revenue derived from our O2O vehicle purchasing, leasing and maintenance platform have a higher cost of revenue. The increase in our cost of revenue for the three months ended June 30, 2018, is primarily attributable to the increased revenue associated with our O2O vehicle purchasing, leasing and maintenance platform.

Gross Profit. We achieved a gross profit of $2,196 and $62,271 for the three months ended June 30, 2018, and 2017, respectively. The decrease in gross profit is primarily attributable to the car business is slow down and membership development expenses increase.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $307,396 and $80,623 for the three months ended June 30, 2018, and 2017, respectively. The increase in G&A is primarily attributable to our increased business volume as well as professional, administrative and other fees associated with being a reporting act company.

G&A as a percentage of net revenue was approximately 137% and 43% for the three months ended June 30, 2018 and 2017, respectively. The increase in G&A is attributable to our increased business activities, including the establishment and operation of our O2O Vehicle Purchasing and Leasing Platform. We previously had expected our G&A to increase in the foreseeable future as we expanded our business operations, including an anticipated increase in employees. However, we are uncertain as to the effect on our G&A in light of the uncertain future of our O2O Vehicle Purchasing and Leasing Platform and our need to develop an alternative business plan.

Other Expenses, net. We incurred net other expenses of $547 for the three months ended June 30, 2018, as compared to $560 for the three months ended June 30, 2017. Our net other expenses for the three months ended June 30, 2018 and 2017 consisted primarily of interest expenses associated with our bank facility in Foshan.

Income Tax Expense. Our income tax expenses for the three months ended June 30, 2018 and 2017 were $0 and $53, respectively. The decrease in income tax expenses was primarily attributable to the larger net loss that we incurred as a result of greater operating expenses.

Net Loss. During the three months ended June 30, 2018, we incurred a net loss of $305,747, as compared to $18,965 for the same period ended June 30, 2017. The increase in net loss is primarily attributable to costs associated with establishing and operating our O2O Vehicle Purchasing and Leasing Platform and increased general and administrative expenses resulting from being a reporting act company.

Comparison of the six months ended June 30, 2018 and June 30, 2017

The following table sets forth certain operational data for the six months ended June 30, 2018, compared to the six months ended June 30, 2017:

	Six months ended June 30,
	2018	2017

Revenue	$358,873	$279,382
Cost of revenue	(342,281)	(200,980)
Gross profit	16,592	78,402
General and administrative expenses	(472,568)	(126,837)
Loss from operation	(455,976)	(48,435)
Total other expense	(1,009)	(983)
Income tax expense	–	(262)
NET LOSS	$(456,985)	$(49,680)

Revenue. We generated revenues of $358,873 and $279,382 for the six months ended June 30, 2018 and 2017, respectively. The increase in revenue is attributable to the development of our O2O vehicle sales and leasing operations. In light of the dismissal of Ms. Peng and termination of the Car Rental Collaboration Agreement, we expect revenue from O2O Vehicle Purchasing and Leasing Platform and revenue overall to significantly decrease in the near future.

During the six months ended June 30, 2018 and 2017, the following customers accounted for 10% or more of our total net revenues:

	Six Months ended June 30, 2018		June 30, 2018
	Revenues	Percentage of revenues	Accounts receivable
Peaceman Cable Engineering Limited	$126,821	35%	–
Hip Tung Cables Company Limited	197,654	55%	–
TOTAL	$324,475	90%	–

	Six Months ended June 30, 2017		June 30, 2017
	Revenues	Percentage of revenues	Accounts receivable
Peaceman Cable Engineering Limited	$139,472	50%	–
Hip Tung Cables Company Limited	57,302	21%	–
TOTAL	$196,774	71%	–

All of our major customers are located in Hong Kong.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2018, was $342,281, and as a percentage of net revenue, approximately 95%. Cost of revenue for the same period ended June 30, 2017, was $200,980. Cost of revenue as a percentage of net revenue for the six months ended June 30, 2017 was approximately 72%. Revenue derived from our O2O vehicle purchasing, leasing and maintenance platform have a higher cost of revenue. The increase in our cost of revenue for the six months ended June 30, 2018, is primarily attributable to the increased revenue associated with our O2O vehicle purchasing, leasing and maintenance platform.

Gross Profit. We achieved a gross profit of $16,592 and $78,402 for the six months ended June 30, 2018, and 2017, respectively. The decrease in gross profit is primarily attributable to decrease business volume in Foshan.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $472,568 and $126,837 for the six months ended June 30, 2018, and 2017, respectively. The increase in G&A is primarily attributable to our increased business volume as well as professional, administrative and other fees associated with being a reporting act company.

G&A as a percentage of net revenue was approximately 132% and 45% for the six months ended June 30, 2018 and 2017, respectively. The increase in G&A is attributable to our increased business activities, including the establishment and operation of our O2O Vehicle Purchasing and Leasing Platform. We previously had expected our G&A to increase in the foreseeable future as we expanded our business operations, including an anticipated increase in employees. However, we are uncertain as to the effect on our G&A in light of the uncertain future of our O2O Vehicle Purchasing and Leasing Platform and our need to develop an alternative business plan.

Other Expenses, net. We incurred net other expenses of $1,009 for the six months ended June 30, 2018, as compared to $983 for the six months ended June 30, 2017. Our net other expenses for the six months ended June 30, 2018 and 2017 consisted primarily of interest expenses associated with establishing and operating our Membership Platform and increased general and administrative expenses resulting from being a reporting act company.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $28,341, restricted cash of $1,546,421, account receivable of $ 2,263, purchase deposits of $8,849,350 and deposits and prepayments of $407,489. As of December 31, 2017, we had cash and cash equivalents of $99,583, purchase deposits of $194,852 and deposits and prepayments of $75,813.

As a general matter, we expect our G&A to increase in the foreseeable future as we expand our business operations, including an anticipated increase in employees.

We had previously expected to incur significantly greater expenses in the near future in connection with the implementation of our business plan. We had also expected our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being reporting act company, including directors’ and officers’ insurance and increased professional fees. However, in light of the uncertain future of our O2O Vehicle Purchasing and Leasing Platform and our need to develop an alternative business plan, we are uncertain as to whether greater expenses will be incurred in the near future.

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

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(210,001)	$(34,192)
Net cash used in investing activities	(149,324)	–
Net cash provided by financing activities	$1,789,008	$44,980

Net Cash Used In Operating Activities.

For the six months ended June 30, 2018, net cash used in operating activities was $210,001, which consisted primarily of a net loss of $456,985, an increase in purchase deposits of $8,654,498, and an increase in deposits and prepayments of $331,676 offset by an increase in customer deposits of $8,471,920, an increase in accounts payables and accrued liabilities of $729,266 and depreciation of property, plant and equipment of $34,235.

For the six months ended June 30, 2017, net cash used in operating activities was $34,192, which consisted primarily of a net loss of $49,418 and a decrease in accounts payables and accrued liabilities of $34,186, offset by decrease in accounts receivable of $39,495, and depreciation of property, plant and equipment of $9,917.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the six months ended June 30, 2018, net cash used in investing activities was $149,324 and consisted of purchases of property, plant and equipment.

For the six months ended June 30, 2017, net cash used in or provided by investing activities was $0.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2018, net cash provided by financing activities was $1,789,008 consisting primarily of bank borrowings of $1,495,000, advances from Koon Wing, CHEUNG, our Chief Executive Officer, of $225,721, advances from a related company of $78,287, offset by repayments on a finance lease of $10,000.

For the six months ended June 30, 2017, net cash generated from financing activities was $44,980 consisting primarily of proceeds from issue of common stock of $200,000, offset by repayments on a finance lease of $10,000, repayment to related party of $108,831 and repayment to Koon Wing, CHEUNG, our Chief Executive Officer, of $36,189.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2018:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	169,676	169,676	–	–	–
Commercial commitments
Finance lease obligation	38,333	20,000	18,333
Bank loan repayment	1,540,496	1,540,496		–	–
Total obligations	1,748,505	1,730,172	18,333	–	–

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2018, there was no allowance for doubtful accounts.

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

Depreciation expense for the three months ended June 30, 2018 and 2017 were $14,100 and $4,928, as part of cost of revenue, respectively.

Depreciation expense for the six months ended June 30, 2018 and 2017 were $34,235 and $9,917, as part of cost of revenue, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the six months ended June 30, 2018.

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

For the three and six months ended June 30, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2018, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	June 30, 2018	June 30, 2017
Period-end HK$:US$1 exchange rate	7.80	7.80
Average period HK$:US$1 exchange rate	7.80	7.80
Period-end RMB:US$1 exchange rate	6.58	–
Average period RMB:US$1 exchange rate	6.34	–

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended June 30, 2018, the Company operates in two reportable operating segments in the Hong Kong and the PRC. The Company anticipated the new segment in car trading business in the PRC during the first quarter of this fiscal year.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and finance lease): cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. The Company will adopt ASC 842 effective January 1, 2019. The Company is currently in the process of evaluating the impact of the guidance on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company early adopted the ASU 2016-18 on January 1, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to provide additional guidance with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company early adopted the ASU 2016-18 on January 1, 2017.

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact to our consolidated financial statements relates to the recognition and measurement of equity investments at fair value with changes recognized in Net income. The amendment also updates certain presentation and disclosure requirements. The adoption of ASU 2016-01 did not have a material impact on the consolidated financial statements. The adoption of ASU 2016-01 is expected to increase volatility in net income as changes in the fair value of available-for-sale equity investments and changes in observable prices of equity investments without readily determinable fair values will be recorded in net income.

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company updated its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company continues to recognize revenue at a point in time for the majority of its contracts with customers, which is generally when products are either shipped or delivered. Therefore, the adoption of ASC 606 did not have a material impact on the consolidated financial statements.

In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this new guidance.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2018, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
10.1	Lee Tat Transportation Service Contract, effective May 1, 2017, by and between Lee Tat Transportation International Limited and Shanghai Yunda Cargo Co., Ltd. (2)
10.2	Lee Tat Transportation Service Contract, effective May 1, 2017, by and between Lee Tat Transportation International Limited and Suzhou Yuantong Logistic Company, Ltd. (5)
10.3	Employment Agreement, effective January 1, 2015, by and between Lee Tat Transportation International Limited and Koon Wing Cheung (2)
10.4	COSG Car APP Promotion and Membership Management Collaboration Agreement dated February 9, 2018, by and between Foshan Cosmos Xi Yue Car Rental Limited and Foshan Shen Fan Technology Limited (4)
10.5	E-Commerce Strategic Cooperation Agreement dated February 9, 2018, by and between Foshan Cosmos Xi Yue Car Rental Limited and Foshan Shen Fan Technology Limited (4)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

(4) Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2018.

(5) Incorporated by reference from our Registration Statement on Form 10/A filed with the Securities and Exchange Commission on July 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS, INC.

	By:	/s/Koon Wing Cheung
Koon Wing Cheung
Chief Executive Officer

Date: August 16, 2018

