Form 10-Q
period 2018-09-30
Cosmos Group Holdings Inc.
filed 2018-11-14
CIK 1706509

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of October 30, 2018, the issuer had outstanding 21,492,933 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,096	$99,583
Accounts receivable	56,087	–
Purchase deposits	–	194,852
Deposits and prepayment	–	75,813
Amount due from a director	87,885	–

Total current assets	150,068	370,248

Non-current assets:
Property, plant and equipment, net	88,687	103,563

TOTAL ASSETS	$238,755	$473,811

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$75,197	$33,958
Amount due to a director	–	378,256
Amounts due to related parties	212,052	98,669
Current portion of obligation under finance lease	20,000	20,000
Income tax payable	15,393	14,503

Total current liabilities	322,642	545,386

Non-current liabilities:
Deferred tax liabilities	12,999	12,999
Obligation under finance lease	13,333	28,333

Total non-current liabilities	26,332	41,332

TOTAL LIABILITIES	348,974	586,718

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 30,000,000 shares authorized; no preferred stock issued	–	–
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 21,492,933 shares issued and outstanding as of September 30, 2018 and December 31, 2017	21,492	21,492
Accumulated other comprehensive loss	–	(5,294)
Accumulated deficit	(131,711)	(129,105)

Total stockholders’ deficit	(110,219)	(112,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$238,755	$473,811

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017

REVENUE	$203,231	$292,944	$562,104	$572,326

Cost of revenue	(140,746)	(180,618)	(483,027)	(381,598)

GROSS PROFIT	62,485	112,326	79,077	190,728

OPERATING EXPENSES:
General and administrative	274,256	(63,100)	(198,312)	(189,937)
Total operating expenses	274,256	(63,100)	(198,312)	(189,937)

INCOME (LOSS) FROM OPERATIONS	336,741	49,226	(119,235)	791

Other (expense) income:
Gain from the sale of subsidiaries	559,299	–	559,299	–
Interest income	(12)	–	4	–
Interest expense	(563)	(563)	(1,688)	(1,688)
Sundry income	(100)	1	–	143
Total other income (expense)	558,624	(562)	557,615	(1,545)

INCOME (LOSS) BEFORE INCOME TAXES	895,365	48,664	438,380	(754)

Income tax expense	(890)	(7,792)	(890)	(8,054)

Income (loss) from continuing operation	894,475	40,872	437,490	(8,808)
Loss from discontinued operations, net of tax	(440,096)	–	(440,096)	–

NET INCOME (LOSS)	$454,379	$40,872	$(2,606)	$(8,808)

Other comprehensive income:
– Foreign currency translation income (loss)	(1,986)	–	5,294	–

COMPREHENSIVE INCOME (LOSS)	$452,393	$40,872	$2,688	$(8,808)

Net loss per share:
– Basic and diluted, continuing operation	$0.04	$0.00	$0.02	$(0.00)
– Basic and diluted, discontinued operation	$(0.02)	$–	$(0.02)	$–
– Basic and diluted	$0.02	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic and diluted	21,492,933	21,492,933	21,492,933	16,420,386

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine Months ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,606)	$(8,808)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	14,876	14,876
Gain from the sale of subsidiaries	(559,299)	–
Change in operating assets and liabilities:
Accounts receivable	(56,087)	8,104
Accounts payables and accrued liabilities	42,546	61,597
Income tax payable	890	7,734
Deferred tax liabilities	–	321
Net cash used in operating activities from discontinued operation	(93,337)	–
Net cash (used in) provided by operating activities	(653,017)	83,824

Cash flows from investing activities
Net cash used in investing activities from discontinued operation	(113,947)	–

Net cash used in investing activities	(113,947)	–

Cash flows from financing activities:
Advance from (repayment to) related parties	711,147	(49,786)
Repayment of finance lease	(15,000)	(15,424)
Net cash used in financing activities from discontinued operation	(22,801)	–
Net cash provided by (used in) financing activities	673,346	(65,210)

Foreign currency translation adjustment	131	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	(93,487)	18,614

BEGINNING OF PERIOD	99,583	1,581

END OF PERIOD	$6,096	$20,195

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,688	$1,688
Cash paid for tax	$–	$–

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Accumulated other comprehensive	Retained earnings (accumulated	Total stockholders’ equity
	No. of shares	Amount	loss	losses)	(deficit)

Balance as of January 1, 2017	10,961,147	$10,961	$–	$24,430	$35,391

Shares issued for acquisition of legal acquirer	10,531,298	10,531	–	(25,893)	(15,362)

Fractional shares from reverse split	488	–	–	–	–

Foreign currency translation adjustment	–	–	(5,294)	–	(5,294)

Net loss for the year	–	–	–	(127,642)	(127,642)

Balance as of December 31, 2017	21,492,933	$21,492	$(5,294)	$(129,105)	$(112,907)

Foreign currency translation adjustment	–	–	5,294	–	5,294

Net loss for the period	–	–	–	(2,606)	(2,606)
Balance as of September 30, 2018	21,492,933	$21,492	$–	$(131,711)	$(110,219)

Balance as of January 1, 2017	10,961,147	$10,961	$–	$24,430	$35,391

Shares issued for acquisition of legal acquirer	10,531,298	10,531	–	(25,508)	(14,977)

Fractional shares from reverse split	488	–	–	–	–

Foreign currency translation adjustment	–	–	–	–	–

Net loss for the period	–	–	–	(8,808)	(8,808)
Balance as of September 30, 2017	21,492,933	$21,492	$–	$(9,886)	$11,606

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE —1 BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

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

On September 17, 2018, the Company entered into the Agreement for Sale and Purchase of Shares in COSG International Holdings Limited, a British Virgin Islands limited liability company (“COSG International”), and sold the China operation to Lilun Gan, an unaffiliated third party, for cash consideration of Ten Thousand Dollars (US$10,000). The sale was consummated on September 30, 2018.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2018, there was no allowance for doubtful accounts.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2018 and 2017 were $4,959 and $4,959, respectively.

Depreciation expense for the nine months ended September 30, 2018 and 2017 were $14,876 and $14,876, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended September 30, 2018.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

For the three and nine months ended September 30, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2018, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	September 30, 2018	September 30, 2017
Period-end HK$:US$1 exchange rate	7.80	7.80
Average period HK$:US$1 exchange rate	7.80	7.80

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and nine months ended September 30, 2018 and 2017, the Company operates in one reportable operating segment in the Hong Kong.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease): cash and cash equivalents, accounts receivable, amount due from a director, accounts payable and accrued liabilities, income tax payable, amounts due to related parties approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of obligation under finance lease approximates the carrying amount.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for the election of transition methods between the modified retrospective method and the optional transition relief method. The modified retrospective method is applied to all prior reporting periods presented with a cumulative-effect adjustment recorded in the earliest comparative period while the optional transition relief method is applied beginning in the period of adoption with a cumulative-effect adjustment recorded in the first quarter of 2019. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will adopt this standard when it becomes effective, on January 1, 2019, and expects to elect the optional transition relief method.

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company has not yet determined the impact this standard will have on its financial statements and related disclosures.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities. This ASU amends current US GAAP to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. This standard will replace today's yield-to-maturity approach, which generally requires amortization of premium over the life of the instrument. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows companies to reclassify items in accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). This ASU is effective for all entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Companies may apply the guidance in the period of adoption or retrospectively to each period in which the income tax effects of the Tax Act related to items in accumulated other comprehensive income are recognized. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and nonemployees. Measurement of equity-classified nonemployee awards will now be valued on the grant date and will no longer be remeasured through the performance completion date. This amendment also changes the accounting for nonemployee awards with performance conditions to recognize compensation cost when achievement of the performance condition is probable, rather than upon achievement of the performance condition, as well as eliminating the requirement to reassess the equity or liability classification for nonemployee awards upon vesting, except for certain award types. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. When adopted, the new guidance should be applied to all new grants and other transition provisions are included in the guidance to simplify this adoption for most companies. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period. This ASU will have an impact on the Company's disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. As part of the FASB's disclosure framework project, it has changed the disclosure requirements for defined pension and other post-retirement benefit plans. The FASB eliminated disclosure requirements related to the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, if any, information related to Japanese Welfare Pension Insurance Law, information about the amount of future annual benefits covered by insurance contracts and significant transactions between the employer or related parties and the plan, and the disclosure of the effects of a one-percentage-point change in the assumed health care cost trend rates on the (1) aggregate of the service and interest cost components of net periodic benefit costs and the (2) benefit obligation for postretirement health care benefits. Entities will be required to disclose the weighted-average interest crediting rate for cash balance plans and other plans with promised interest crediting rates as well as an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This ASU is effective for public entities for annual periods beginning after December 15, 2020. Early adoption is permitted as of the beginning of any annual reporting period. This ASU will have an impact on the Company's disclosures.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires companies to defer specified implementation costs in a cloud computing arrangement that are often expensed under current US GAAP and recognize these costs to expense over the noncancellable term of the arrangement. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

Recently Issued Financial Reporting Rules

In August 2018, the SEC adopted the final rule under SEC Release 33-10532, Disclosure Update and Simplification, which amended its rules to eliminate, modify, or integrate into other SEC requirements certain disclosure rules. The amendments are part of the SEC’s ongoing disclosure effectiveness initiative. The amendments eliminate redundant and duplicative requirements including, but not limited to, the ratio of earnings to fixed charges, outdated regulatory disclosures, certain accounting policies about derivative instruments and specific SEC disclosures that are also required under current US GAAP. The amendments may expand current disclosures for certain companies, specifically the requirement to disclose the change in stockholders' equity for the current and comparative quarter and year-to-date interim periods. The amended rules became effective November 5, 2018 and will be applied to any filings after that date. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company does not expect these final rules to have a material impact on its disclosures and financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. See Note 2: Revenue for further discussion, including the impact on the Company's condensed consolidated financial statements and required disclosures.

In February 2017, the FASB issued No. ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 was issued to provide clarity on the scope and application for recognizing gains and losses from the sale or transfer of nonfinancial assets, and should be adopted concurrently with ASU 2014-09, Revenue from Contracts with Customers. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored Value Products. ASU No. 2016-04 contains specific guidance for the derecognition of prepaid stored-value product liabilities within the scope of this ASU. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 is intended to reduce diversity and clarify the classification of how certain cash receipts and cash payments are presented in the statement of cash flows. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires entities to account for the income tax effects of intercompany sales and transfers of assets other than inventory when the transfer occurs rather than current guidance which requires companies to defer the income tax effects of intercompany transfers of an asset until the asset has been sold to an outside party or otherwise recognized. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash. ASU No. 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption was permitted as of the beginning of any interim or annual reporting period. The Company adopted this standard effective with reporting periods beginning on January 1, 2017 and added required disclosures pursuant to ASC No. 2016-18 to its condensed consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. ASU No. 2017-01 most significantly revises guidance specific to the definition of a business related to accounting for acquisitions. Additionally, ASU No. 2017-01 also affects other areas of US GAAP, such as the definition of a business related to the consolidation of variable interest entities, the consolidation of a subsidiary or group of assets, components of an operating segment, and disposals of reporting units and the impact on goodwill. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In February 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires sponsors of benefit plans to present the service cost component of net periodic benefit cost in the same income statement line or items as other employee costs and present the remaining components of net periodic benefit cost in one or more separate line items outside of income from operations. This ASU also limits the capitalization of benefit costs to only the service cost component. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. As a result of the retrospective adoption of this standard, for the three and nine months ended September 30, 2017, the Company reclassified $0.1 million and $0.2 million, respectively, from marketing, general and administrative expense to other income (expense). The service cost component of periodic benefit cost is the only cost that remains in income from operations; all other periodic benefit costs, including interest cost, expected return on plan assets and amortization of amounts deferred from previous periods are now reflected outside of income from operations and reflected in the other income (expense) line item on the Company's condensed consolidated statements of operations. There were no other changes to the Company's condensed consolidated financial statements or disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, a company will apply modification accounting only if the fair value, vesting conditions or classification of the award change due to a modification in the terms or conditions of the share-based payment award. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In July 2017, the FASB issued ASU No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception. Part I of this ASU reduces the complexity associated with accounting for certain financial instruments with down round features. Part II of this ASU recharacterizes the indefinite deferral provisions described in Topic 480: Distinguishing Liabilities from Equity. It does not have an accounting effect. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company adopted this ASU on October 1, 2017. The Company evaluated its debt and related derivative instruments and determined that this standard did not have an impact on the Company's condensed consolidated financial statements or related disclosures.

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

The Company has experienced a net loss of $2,606 and negative operating cash flows of $653,017 for the period ended September 30, 2018. Also, at September 30, 2018, the Company has incurred an accumulated deficit of $131,711.

The continuation of the Company as a going concern through September 30, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE—5 DISPOSAL OF SUBSIDIARIES

On September 17, 2018, the Company entered into the Agreement for Sale and Purchase of Shares in COSG International Holdings Limited, a British Virgin Islands limited liability company (“COSG International”), and sold its China operation to Lilun Gan, an unaffiliated third party, for a consideration of US$10,000.

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Revenue from discontinued operation	$1,746	$–
Loss from discontinued operation	440,096	–
Total assets	10,656,594	374,226
Total liabilities	$11,211,056	$497,441

The sale was consummated on September 30, 2018. As the result, the gain of $559,299 from the sale of subsidiaries was recorded.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—6 AMOUNT DUE TO RELATED PARTIES

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

NOTE—7 OBLIGATION UNDER FINANCE LEASE

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through May 29, 2020, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Finance lease	$37,085	$50,584
Less: interest expense	(3,752)	(2,251)

	$33,333	$48,333

Current portion	20,000	20,000
Non-current portion	13,333	28,333
Total	$33,333	$48,333

As of September 30, 2018, the maturities of the finance lease for each of the two years are as follows:

Period ending September 30:
2019	$20,000
2020	13,333

Total:	$33,333

NOTE—8 INCOME TAXES

United States of America

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of September 30, 2018, the operation in the United States of America incurred $2,010,285 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $422,160 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate of 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months ended September 30,
	2018	2017

Income before income taxes	$5,568	$79,154
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	918	13,060
Tax effect from non-deductible items	2,560	2,454
Tax effect from deductible items	(2,588)	(2,854)
Tax loss carryforwards	–	(4,927)
Income tax expense	$890	$7,733

NOTE—9 STOCKHOLDERS’ DEFICIT

As of September 30, 2018, the Company had a total of 21,492,933 shares of its common stock issued and outstanding.

NOTE—10 RELATED PARTY TRANSACTIONS

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

NOTE—11 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customer

For the three months ended September 30, 2018 and 2017, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

		Three Months ended September 30, 2018			September 30, 2018
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer B		$73,393	36%		$23,077
Customer A		73,240	36%		–

	Total:	$146,633	72%	Total:	$23,077

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Three Months ended September 30, 2017			September 30, 2017
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer A		$78,603	27%		$–
Customer B		86,205	29%		–

	Total:	$164,808	56%	Total:	$–

For the nine months ended September 30, 2018 and 2017, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

		Nine Months ended September 30, 2018			September 30, 2018
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer B		$271,047	48%		$23,077
Customer A		200,061	36%		–

	Total:	$471,108	84%	Total:	$23,077

		Nine Months ended September 30, 2017			September 30, 2017
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer A		$218,075	38%		$–
Customer B		143,507	25%		–

	Total:	$361,582	63%	Total:	$–

All customers are located in Hong Kong.

(b)       Major vendors

For the three and nine months ended September 30, 2018, one vendor represented more than 10% of the Company’s purchase. This vendor (Vendor A) accounted for 11% and 13% of the Company’s purchase amounting to $15,210 and $62,468, with $22,459 of accounts payable respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three and nine months ended September 30, 2017, no vendor represented more than 10% of the Company’s operating cost.

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

The Company’s interest-rate risk arises from borrowing under finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2018, borrowing under finance lease was at fixed rates.

NOTE—12 SUBSEQUENT EVENTS

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

Overview

We are a Hong Kong based specialty commercial logistic company and an online to offline membership loyalty program marketer and operator. Our specialty commercial logistic company operates through Lee Tat Transportation Int’l Limited, our wholly owned Hong Kong subsidiary (“Lee Tat”), and provide timely and reliable logistics and delivery services to commercial clients located in Hong Kong. We offer service to the cable supply industry in Hong Kong, and expect to provide small parcel delivery service in cities near Shanghai in the near future. Lee Tat was organized as a private limited liability company on August 11, 2014, in Hong Kong. We acquired Lee Tat on May 12, 2017.

We previously offered an online to offline (O2O) vehicle purchasing platform solution through COSG Car International Limited, a Hong Kong private limited company (“Car International”) and Foshan Cosmos Xi Yue Car Rental Co. Ltd a wholly foreign owned entity (“WFOE”), whereby we marketed and sold an online to offline loyalty membership program that allowed members to purchase competitively priced goods and services, with the intent of developing an ecosystem that would provide our members with discounted products and services relating to vehicle purchasing, leasing, and maintenance and other services. Concurrently, we also intended to build a business ecosystem from the big data obtained from our members and other participants of our O2O platform. With the dismissal of Ms. Peng and the termination of the Car Rental Collaboration Agreement on July 15, 2018, and the subsequent sale of the WFOE on September 30, 2018, we effectively terminated our future car purchasing and investment vehicle leasing services business.

We intend to continue engaging in the business of acquiring and managing memberships through our O2O platform. We expect that our membership program will allow members to purchase competitively priced or discounted goods and services. We hope to eventually develop an ecosystem that will provide our members with discounted products and services. Concurrently, we also intend to build a business ecosystem from the big data obtained from our members and other participants of our O2O platform.

Management is also concurrently reassessing its ability to proceed with its business plan and is now considering alternative options.

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

Termination of Our Vehicle Sales and Leasing Business

Our original business plan was to develop an ecosystem to address the entire vehicle purchasing, leasing and maintenance process. Our former core product and services consisted of the following:

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

On September 17, 2018, we entered into the Agreement for Sale and Purchase of Shares in COSG International Holdings Limited, a British Virgin Islands limited liability company (“COSG International”), pursuant to which we agreed to sell all of our interests in COSG International to Lilun Gan, an unaffiliated third party, for cash consideration of Ten Thousand Dollars (US$10,000), which is the stated value of COSG International. The sale consummated on September 30, 2018.

COSG International was our wholly owned subsidiary and investment holding company that held all of the issued and outstanding securities of WFOE. We operated our future car purchasing and investment vehicle leasing services and memberships through WFOE. The sale of our interests in COSG International represented the cessation of our future car purchasing and investment vehicle leasing services business.

We intend to continue operating and marketing our membership program, which will be broadened to expand beyond vehicle related services. The termination of our former core product and services may materially and adversely our ability to acquire or retain memberships and or develop an ecosystem that will provide our members with discounted products and services. Management is reassessing its ability to proceed with its business and is now considering alternative options.

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

O2O Membership Platform Segment

We attract customers from our internal marketing efforts, business relationships of our executive management team, and through cooperation partners. In light of the termination of our future car purchasing and investment vehicle leasing services business and the sale of WFOE, we are no longer a party to the cooperation agreements with Foshan Shen Fan Technology, an O2O servicing company. We are assessing the future of our future business plan and management, operation and development of our remaining membership business.

Major Customers.

All of our major customers are located in Hong Kong. During the nine months ended September 30, 2018, and 2017, the following customers accounted for 10% or more of our total net revenues:

	Nine Months ended September 30, 2018		September 30, 2018
Customer	Revenues	Percentage of revenues	Accounts receivable
Hip Tung Cables Company Limited	$271,047	48%	$23,077
Peaceman Cable Engineering Limited	200,061	36%	–
TOTAL	$471,108	84%	$23,077

	Nine months ended September 30, 2017			September 30, 2017
Customer	Revenues	Percentage of revenues		Accounts receivable
Peaceman Cable Engineering Limited	$218,075	38%		$–
Hip Tung Cables Company Limited	143,507	25%		–
Total:	$361,582	63%	Total:	$–

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

Major Network Partners.

All of our major vendors are located in Hong Kong. For the nine months ended September 30, 2018, one vendor, Po Won Transportation Company Limited, represented more than 10% of the Company’s operating cost. This vendor accounted for 13% of the Company’s operating cost amounting to $62,468 with $22,459 of accounts payable.

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

On September 17, 2018, we entered into the Agreement for Sale and Purchase of Shares in COSG International Holdings Limited, a British Virgin Islands limited liability company, pursuant to which we agreed to sell all of our interests in COSG International to Lilun Gan, an unaffiliated third party, for cash consideration of Ten Thousand Dollars (US$10,000), which is the stated value of COSG International. The sale consummated on September 30, 2018.

COSG International was our wholly owned subsidiary and investment holding company that held all of the issued and outstanding securities of WFOE. We operated our future car purchasing and investment vehicle leasing services and memberships through WFOE. The sale of our interests in COSG International represents the cessation of our future car purchasing and investment vehicle leasing services business.

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

Results of Operations

Comparison of the three months ended September 30, 2018 and September 30, 2017

As of September 30, 2018, we suffered from a working capital deficit of $110,219 As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended September 30, 2018, compared to the three months ended September 30, 2017:

	Three months ended September 30,
	2018	2017

Revenue	$203,231	$292,944
Cost of revenue	(140,746)	(180,618)
Gross profit	62,485	112,326
Operating Expenses	274,256	(63,100)
Income from operations	336,741	49,226
Total other income (expense)	558,624	(562)
Loss from discontinued operations, net of tax	(440,096)	–
Income tax expense	(890)	(7,792)
NET INCOME	$454,379	$40,872

Revenue. We generated revenues of $203,231 and $292,944 for the three months ended September 30, 2018 and 2017. The decrease in revenue is attributable to the termination of our plans to expand into China with our future car purchasing and investment leasing services business. As a result, we expect our revenues to decrease in the near future as we consider modifications to our business plan.

During the three months ended September 30, 2018, and 2017, the following customers accounted for 10% or more of our total net revenues:

	Three months ended September 30, 2018			September 30, 2018
Customer	Revenues	Percentage of revenues		Accounts receivable
Hip Tung Cables Company Limited	$73,393	36%		$23,077
Peaceman Cable Engineering Limited	73,240	36%		–
Total:	$146,633	72%	Total:	$23,077

	Three months ended September 30, 2017			September 30, 2017
Customer	Revenues	Percentage of revenues		Accounts receivable
Peaceman Cable Engineering Limited	$78,603	27%		$–
Hip Tung Cables Company Limited	86,205	29%		–
Total:	$164,808	56%	Total:	$–

All customers are located in Hong Kong.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2018, was $140,746, and as a percentage of net revenue, approximately 69%. Cost of revenue for the same period ended September 30, 2017, was $180,618. Cost of revenue as a percentage of net revenue for the quarter ended September 30, 2017 was approximately 61.7%. Cost of revenue decreased primarily as a result of the decrease in our business volume, offset by an increase in operational costs.

Gross Profit. We achieved a gross profit of $62,485 and $112,326 for the quarters ended September 30, 2018, and 2017, respectively. The decrease in gross profit is primarily attributable to the lack of business from Shanghai despite our business development efforts there.

Operating Expenses. We incurred operating expenses of -$274,256 and $63,100 for the quarters ended September 30, 2018, and 2017, respectively. The decrease in operating expense is primarily attributable to disposal of our vehicle related business in China.

Operating expenses as a percentage of net revenue was approximately 134.9% and 21.5% for the quarters ended September 30, 2018 and 2017, respectively. Our operating expenses (excluding the effects of the disposal of our vehicle related business in China) may decrease in the near future as we continue to consider modifying our business plan.

Net Other Income (Expense). We incurred net other income of $558,624 for the quarter ended September 30, 2018, as compared to a net other expense $562 for the quarter ended September 30, 2017. Our net other income consisted primarily of gain from the sales of our subsidiaries.

Income Tax Expense. Our income tax expenses for the quarters ended September 30, 2018 and 2017 was $890 and $7,792, respectively. The decrease in income tax expenses (which excluded the effects of the disposal of our vehicle business in China) was primarily attributable to the larger net loss that we incurred as a result of greater operating expenses.

Net Income (Loss). During the quarter ended September 30, 2018, we had net income from continuing operations of $894,475 and a net loss of $440,096 from our discontinued operations. During the quarter ended September 30, 2017, we had net income 40,872. The increase in net income is primarily attributable to decreased general and administrative expenses and gain from the sales of our subsidiaries.

Comparison of the nine months ended September 30, 2018 and September 30, 2017

The following table sets forth certain operational data for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017:

	Nine months ended September 30,
	2018	2017

Revenue	$562,104	$572,326
Cost of revenue	(483,027)	(381,598)
Gross profit	79,077	190,728
Operating expenses	(198,312)	(189,937)
(Loss) income from operations	(119,235)	791
Total other income (expense)	557,615	(1,545)
Loss from discontinued operations, net of tax	(440,096)	–
Income tax expense	(890)	(8,054)
NET LOSS	$(2,606)	$(8,808)

Revenue. We generated revenues of $562,104 and $572,326 for the nine months ended September 30, 2018 and 2017. The decrease in revenue is attributable to the termination of our future car purchasing and investment vehicle leasing services business. After the termination of our future car purchasing and investment vehicle leasing services business, we expect our revenues to decrease in the near future as we consider modifications to our business plan.

During the nine months ended September 30, 2018, and 2017, the following customers accounted for 10% or more of our total net revenues:

	Nine months ended September 30, 2018			September 30, 2018
Customer	Revenues	Percentage of revenues		Accounts receivable
Hip Tung Cables Company Limited	$271,047	48%		$23,077
Peaceman Cable Engineering Limited	200,061	36%		–
Total:	$471,108	84%	Total:	$23,077

	Nine months ended September 30, 2017			September 30, 2017
Customer	Revenues	Percentage of revenues		Accounts receivable
Peaceman Cable Engineering Limited	$218,075	38%		$–
Hip Tung Cables Company Limited	143,507	25%		–
Total:	$361,582	63%	Total:	$–

All customers are located in Hong Kong.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2018, was $483,027, and as a percentage of net revenue, approximately 85.9%. Cost of revenue for the same period ended September 30, 2017, was $381,598. Cost of revenue as a percentage of net revenue for the nine months ended September 30, 2017 was approximately 66.7%. Cost of revenue increased primarily due to the increase in operational costs resulting from the termination of our vehicle related businesses in China, offset by the decrease in business volume.

Gross Profit. We achieved a gross profit of $79,077 and $190,728 for the nine months ended September 30, 2018, and 2017, respectively. The decrease in gross profit is primarily attributable to the lack of business from Shanghai despite our business development efforts there.

Operating Expenses. We incurred operating expenses of $198,312 and $189,937 for the nine months ended September 30, 2018, and 2017, respectively. The increase in operating expense is primarily attributable to the disposal of our vehicle related business in China.

Operating expenses as a percentage of net revenue was approximately 35.3% and 33.2% for the nine months ended September 30, 2018 and 2017, respectively. Our operating expenses (excluding the effects of the disposal of our vehicle related business in China) may decrease in the near future as we continue to consider modifying our business plan.

Net Other Income (Expense). We incurred net other income of $557,615 for the nine months ended September 30, 2018, as compared to a net other expense $1,545 for the nine months ended September 30, 2017. Our net other income consisted primarily of gain from our discontinued operations and gain from the sales of our subsidiaries.

Income Tax Expense. Our income tax expenses for the quarters ended September 30, 2018 and 2017 was $890 and $8,054, respectively. The decrease in income tax expenses (which excluded the effects of the disposal of our vehicle related business in China) was primarily attributable to the larger net loss that we incurred as a result of greater operating expenses.

Net Income (Loss). During the nine months ended September 30, 2018, we had net income from continuing operations of $437,490 and a net loss of $440,096 from our discontinued operations. During the nine months ended September 30, 2017, we had net loss $8,808. The decrease in net loss is primarily attributable to the disposal of our vehicle related business in China.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $6,096 and accounts receivable of $56,087. As of December 31, 2017, we had cash and cash equivalents of $99,583, purchase deposits of $194,852 and deposit, prepayment and other receivables of $75,813.

We expect to incur significantly greater expenses in the near future as we modify our business plan or enter into strategic partnerships. If an extraordinary corporate transaction such as acquisitions or financings are made in the future as a part of our modified business plan, we expect our general and administrative expenses to increase.

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

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by operating activities	$(653,017)	$83,824
Net cash used in investing activities	(113,947)	–
Net cash provided by (used in) financing activities	673,346	(65,210)

Net Cash (Used In) Provided By Operating Activities.

For the nine months ended September 30, 2018, net cash used in operating activities was $653,017, which consisted primarily of a net loss of $2,606, a gain from the sales of subsidiaries $559,299, and an increase in account receivable of $56,087, an decrease in net cash used in operating activities of discontinued operation of $93,337, an increase in accounts payables and accrued liabilities of $42,546, an increase in income tax payable of $890 and depreciation of property, plant and equipment of $14,876.

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

Net Cash Used In Investing Activities.

For the nine months ended September 30, 2018, net cash used in investment activities was $113,947, consisting of property, plant and equipment purchases relating to discontinued operations.

We did not generate or use net cash in investing activities for the nine months ended September 30, 2017.

Net Cash Provided By (Used In) Financing Activities.

For the nine months ended September 30, 2018, net cash provided by financing activities was $673,346 consisting primarily of advances from related parties, of $711,147, offset by repayments on a finance lease of $15,000 and net cash used in financing activities of discontinued operation $22,801.

For the nine months ended September 30, 2017, net cash used in financing activities was $65,210 consisting primarily of offset by repayment to Koon Wing, CHEUNG, our Chief Executive Officer of $49,786 and repayments on a finance lease of $15,424.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2018:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	212,052	212,052	–	–	–
Commercial commitments
finance lease repayment	33,333	20,000	13,333	–	–
Total obligations	245,385	232,052	13,333	–	–

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2018, there were no allowance for doubtful accounts.

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

For the three and nine months ended September 30, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2018, the Company did not have any significant unrecognized uncertain tax positions.

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

The carrying value of the Company’s financial instruments (excluding obligation under finance lease): cash and cash equivalents, accounts receivable, amount due from a director, accounts payable and accrued liabilities, income tax payable, amounts due to related parties approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of obligation under finance lease approximate the carrying amount.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2018, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2018

