Form 10-K
period 2018-12-31
Cosmos Group Holdings Inc.
filed 2019-03-28
CIK 1706509

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54288

COSMOS GROUP HOLDINGS INC.

(Exact name of registrant as specified in its charter)

NEVADA	22-3617931
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Rooms 1705-6, 17th Floor, Tai Yau Building, No. 181 Johnston Road Wanchai, Jong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +852 3643 1111

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☒

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of July 2, 2018, based upon the closing sale price reported by the Over-the-Counter Bulletin Board on that date: US$0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 18, 2019
Common Stock, US$.001 par value per share	21,492,933 shares

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

We previously offered an online to offline (O2O) vehicle purchasing platform solution through COSG Car International Limited, a Hong Kong private limited company (“Car International”) and Foshan Cosmos Xi Yue Car Rental Co. Ltd a wholly foreign owned entity (“WFOE”), whereby we marketed and sold an online to offline loyalty membership program that allowed members to purchase competitively priced goods and services, with the intent of developing an ecosystem that would provide our members with discounted products and services relating to vehicle purchasing, leasing, and maintenance and other services. Concurrently, we also intended to build a business ecosystem from the big data obtained from our members and other participants of our O2O platform. With the dismissal of Ms. Peng, the termination of the Car Rental Collaboration Agreement on July 15, 2018, and the subsequent sale of the WFOE on September 30, 2018, we terminated our future car purchasing and investment vehicle leasing services business.

Our corporate organization chart is below.

We reported a net income of $5,800 and a net loss of $127,642 for the years ended December 31, 2018 and 2017, respectively. We had current assets of $66,245 and $370,248 as of December 31, 2018 and 2017. Our auditors have prepared our financial statements for the years ended December 31, 2018 and 2017 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included advances from directors and related parties as well as the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

We are organized under the laws of the State of Nevada as a holding company that conducts its business through subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

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

On September 30, 2018, we sold all of our interests in COSG International to Lilun Gan, an unaffiliated third party, for cash consideration of Ten Thousand Dollars (US$10,000), which is the stated value of COSG International. COSG International was our wholly owned subsidiary and investment holding company that held all of the issued and outstanding securities of WFOE. We operated our future car purchasing and investment vehicle leasing services and memberships through WFOE. The sale of our interests in COSG International represented the cessation of our future car purchasing and investment vehicle leasing services business.

Current Plan

We intend to continue operating and marketing our membership program, which we intend to broaden beyond vehicle related services. The termination of our former core product and services may materially and adversely our ability to explore or retain memberships and or develop an ecosystem that will provide our members with discounted products and services. Management is reassessing its ability to proceed with its business and is in active discussions to explore another operating company to expand the diversity of business operations.

Reverse Stock Split

Effective February 6, 2018, we engaged in a 1:20 reverse split of our common stock so that each twenty shares of issued and outstanding common stock were exchanged for one share.

Market Overview

The Logistics Market

According to the Research by HKTDC published in Aug 2018, the logistic market of Hong Kong and China will be benefited by the below factors:

Guangdong-Hong Kong-Macau Bay Area Development

The Greater Bay Area development allows integration of transport networks in the region, including air cargo, ground transportation and warehousing services. Not only Hong Kong, but the four neighboring airports in the mainland have seen rapid growth in terms of air cargo logistics. Service providers can now work together more closely to seize opportunities and build a strategic co-operation platform for air transport. The Hong Kong-Zhuhai-Macau Bridge (HKZMB), a large-scale cross-border infrastructure linking the three places, is expected to improve connections between cities and make journeys between them quicker. We expect cargo movement between Hong Kong and western PRD to be further enhanced.

E-commerce Opportunities

E-commerce represents a competitive pressure to traditional brick and mortar retailers, but it has also created enormous opportunities for air cargo. Consumers demand for speed and reliability and air cargo services would have a significant advantage. According to Airports Council International, the 8% expansion in total cargo handled at all airports worldwide and the 10% growth in international freight in 2017 were mainly driven by e-commerce. However, online retail accounts for less than 10% of total retail sales worldwide, which indicates that there is still huge potential for e-commerce as a future growth driver for the air cargo industry. Air cargo is also likely to be bolstered by the improvement in Asia’s overall manufacturing capability and the continuing shift to Asia of the production of high-value goods. Goods such as telecom equipment and electronic devices and parts are always transported by air, as product life cycles shorten.

Technology Trends

New technologies play an increasingly important role for the logistics industry to improve its operational efficiency. The adoption of automatic identification and data capture (AIDC) technology, which enables users to gain automatic access to information, as well as identify, collect and store data directly to a computer system, is expected to become more prevalent as radio frequency identification (RFID) sensors and Bluetooth technology are implemented throughout the industry. Robotics will also be an important logistics technology trend in the near future. Amazon acquired Kiva Systems back in 2012 and it’s now known as Amazon Robotics. This will result in increased usage of robots in logistics and warehouse operations such as parking and picking. The rising of the Internet of Things (IoT) will also encourage the adoption of mobile apps among logistics service providers which can be used for tracking and customer service interactions.

Membership Business

According to 2017 Report on Consumption of Fee-Paying Members in China’s Retail Industry, at present, the stores that are operated as member stores, such as METRO and Yonghui Membership Experience Stores, have not charged membership fees. As the consumers’ demand for services and quality grows, we believe the acceptability of fee-paying membership will increase and market conditions gradually become mature. In recent years, some e-commerce platforms have begun to try fee-paying membership with an annual fee ranging from 100 and 400 yuan. The main benefits that these platforms provide for their members are discounts and shipping deductions / coupons, etc. Some platforms also attract members by offering better services such as exclusive customer service and free e-books.

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

Work flow of a typical delivery

Step 1: Parcel Pickup.

Our courier team collects the parcel from the sender once it receives a delivery order. Unless the sender chooses pay-at-arrival service, our pickup team collects the delivery service fee from the sender at the time of pickup. The pickup team collects and sends the parcels to our centralized control sorting hub in Zuzhau twice per day. Typically, parcels that are picked up before 9 a.m. will be shipped to the hub on the same day. Through each waybill, we assign a unique tracking number and corresponding barcode to each parcel. The waybills, coupled with our automated systems, allow us to track the status of each individual parcel throughout the entire pickup, sorting and delivery process.

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

Challenges From Our China Expansion

Effective May 1, 2017, and expiring April 30, 2022, we agreed to provide certain logistics and delivery services to Shanghai Yunda Cargo Company Limited (“Yunda”), in accordance with the terms of that certain Lee Tat Transportation Service Contract, of the Transportation Service Contract. Pursuant to the agreement, Yunda agrees to provide to us not less than RMB 12 million (US $1.76 million) of revenue from cargo business per year. We expect to provide cross-border delivery and logistics services in Shanghai and nearby cities pursuant to the terms of the Transportation Service Contract. The foregoing description of the Transportation Service Contract is qualified in its entirety by reference to the Transportation Service Contract, which is filed as Exhibit 10.1 to this Registration Statement and incorporated herein by reference.

We began operations in China in or around June 2017. Our business model in China was premised upon the growth in parcel deliveries arising from the expected growth of the e-commerce business in China. We expected to service this growth by: (i) providing door-to-door cross-border and domestic logistics service for small goods deliveries; and (ii) relying on network partners to reach and serve fragmented and geographically dispersed merchants and consumers to support the expected growth of e-commerce businesses in China. We hoped to compete based upon operational efficiency and cost management. Within our network of subcontractors, we expected be able to compare and select the most competitive price for pickup and last-mile delivery services. This would allow us to lower our cost per parcel. Furthermore, relying on subcontractors would allow us to minimize fixed costs and capital requirements, consequently driving higher return on invested capital and equity.

Despite our business development efforts, we have not achieved the expected volume of business from Shanghai or the growth in our China operations. As a result, we expect to consolidate our operations in Hong Kong in the foreseeable future as we continue to assess our performance in China.

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

Sales and Marketing.

Logistics Segment

We expect to continue to focus on providing express delivery and logistic services to cable and data equipment suppliers in Hong Kong and may be seeking other opportunities in China. We anticipate focusing on business to business marketing, cold callings or attending local chamber of commerce events to obtain customers. In the near future, we expect to focus on consolidating our Hong Kong operations. We do not have any current intention to further develop our logistics business segment at this time.

O2O Membership Business; Challenges

We attract customers for our O2O Membership business from internal marketing efforts, business relationships of our executive management team, and through cooperation partners. Due to the termination of our future car purchasing and investment vehicle leasing services business and the sale of WFOE, we are no longer a party to the cooperation agreements with Foshan Shen Fan Technology, an O2O servicing company. In light of these challenges, we are assessing the viability of our O2O business plan and our ability to manage, operate and develop our remaining membership business.

Major Customers.

All of our major customers are located in Hong Kong. During the year ended December 31, 2018, and 2017, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2018		December 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
Hip Tung Cables Company Limited	$352,628	48%	$25,776
Peaceman Cable Engineering Limited	258,689	35%	17,151
TOTAL	611,317	83%	42,927

	Year ended December 31, 2017		December 31, 2017
	Revenues	Percentage of revenues	Accounts receivable
Peaceman Cable Engineering Limited	$295,534	38%	$–
Hip Tung Cables Company Limited	183,390	24%	–
TOTAL	478,924	62%	–

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

Major Network Partners.

All of our major vendors are located in Hong Kong. For the year ended December 31, 2018, one vendor, Po Won Transportation Company Limited, represented more than 10% of the Company’s operating cost. This vendor accounted for 12% of the Company’s operating cost amounting to $72,211 with $5,230 of accounts payable.

Effective July 15, 2018, our Board of Directors dismissed Huan-Ting Peng, our Chief Operating Officer and the statutory representative of our WFOE, from all of her positions with the company and its subsidiaries and affiliated entities. Concurrently with the dismissal of Ms. Peng, our Board of Directors also terminated the Car Rental Collaboration Agreement with YY, a key network partner for our vehicle sales and leasing business. Ms. Peng owns approximately 51% of YY and is an officer and executive director of YY. As a result of this termination, we ceased our future car purchasing and investment vehicle leasing services business.

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

COMPETITION

We operate in a highly competitive and fragmented industry that is sensitive to price and service. We compete with leading domestic express delivery companies including SF Express, STO Express, YTO Express, Yunda Express and EMS. We also compete with international logistics companies such as federal express and DHL. We may in the future compete against major e-commerce platforms, such as Alibaba and JD.com, if they elect to build or further develop in-house delivery capabilities to serve their logistics needs. On the other hand, for the membership platform we held. We expect to compete against some existing program like Amazon Prime and Alibaba 88VIP. Some of our current and prospective competitors have greater financial resources, broader product and service offerings, longer operating histories, larger customer base and greater brand recognition, or they are controlled or subsidized by foreign governments, which enable them to raise capital and enter into strategic relationships more easily. We seek to compete on the basis of a number of factors, including business model, operational capabilities, pricing and service quality.

EMPLOYEE

We employ four persons, including our Chief Executive Officer, Mr. Cheung, one driver and two full time administrative staff members in Hong Kong as set forth below:

Marketing operator	1
Logistic team	2
Administration Staff	1
Total	4

We are required to contribute to the MPF for all eligible employees in Hong Kong between the ages of eighteen and sixty five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2018 and 2017, the MPF contributions by us were $4,567 and $7,701, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

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

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance, (CAP485). These include enrolling all qualifying employees in MPF schemes and making MPF contributions for them. Except for exempt persons, employer should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries. Pursuant to the said Ordinance, we are required to make MPF contributions for our Hong Kong employees once every contribution period (generally the wage period within 1 month). Employers and employees are each required to make regular mandatory contributions of 5% of the employee’s relevant income to an MPF scheme, subject to the minimum and maximum relevant income levels. For a monthly-paid employee, the minimum and maximum relevant income levels are $7,100 and $30,000 respectively.

Mainland China

A portion of our logistics operations are located in China and subject to the general laws in China governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws.

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

	Price Range
	High		Low
Fiscal 2017
First quarter	US$	4.00	US$	2.00
Second quarter		14.00		2.00
Third quarter		31.80		3.00
Fourth quarter		41.00		6.00
Fiscal 2018
First quarter	US$	40.00	US$	5.00
Second quarter		32.00		27.00
Third quarter		27.00		10.01
Fourth quarter		20.00		1.55

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol COSG. As of March 25, 2019, the closing bid price of our securities was US$27.

(b)  Approximate Number of Holders of Common Stock

As of March 18, 2018, there were approximately 151 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2018, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2018 and 2017. The discussion and analysis that follow should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

We previously offered an online to offline (O2O) vehicle purchasing platform solution through COSG Car International Limited, a Hong Kong private limited company (“Car International”) and Foshan Cosmos Xi Yue Car Rental Co. Ltd a wholly foreign owned entity (“WFOE”), whereby we marketed and sold an online to offline loyalty membership program that allowed members to purchase competitively priced goods and services, with the intent of developing an ecosystem that would provide our members with discounted products and services relating to vehicle purchasing, leasing, and maintenance and other services. Concurrently, we also intended to build a business ecosystem from the big data obtained from our members and other participants of our O2O platform. With the dismissal of Ms. Peng and the termination of the Car Rental Collaboration Agreement on July 15, 2018, and the subsequent sale of the WFOE on September 30, 2018, we terminated our future car purchasing and investment vehicle leasing services business.

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

On September 30, 2018, we sold all of our interests in COSG International to Lilun Gan, an unaffiliated third party, for cash consideration of Ten Thousand Dollars (US$10,000), which is the stated value of COSG International. COSG International was our wholly owned subsidiary and investment holding company that held all of the issued and outstanding securities of WFOE. We operated our future car purchasing and investment vehicle leasing services and memberships through WFOE. The sale of our interests in COSG International represented the cessation of our future car purchasing and investment vehicle leasing services business.

Current Plan

We are consolidating our logistics business in Hong Kong and expect those operations to remain stable. We intend to continue operating and marketing our membership program, which we intend to broaden beyond vehicle related services. The termination of our former core product and services may materially and adversely our ability to explore or retain memberships and or develop an ecosystem that will provide our members with discounted products and services. Management is reassessing its ability to proceed with its O2O business and is in active discussions to explore another operating company to expand the diversity of business operations.

Results of Operations

As of December 31, 2018, we suffered from a working capital deficit of $164,209. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended December 31,
	2018	2017
Revenues	$733,153	$773,468
Cost of revenue	(602,720)	(510,204)
Gross profit	130,433	263,264
General and administrative expenses	(239,750)	(374,090)
Loss from operation	(109,317)	(110,826)
Other income (expense), net	556,508	(2,106)
Income tax expense	(1,839)	(14,710)
Net income (loss)	5,800	(127,642)

Revenue. We generated revenues of $733,153 and $773,468 for the fiscal years ended December 31, 2018 and 2017.

During the twelve months ended December 31, 2018, and 2017, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2018		December 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
Hip Tung Cables Company Limited	$352,628	48%	$25,776
Peaceman Cable Engineering Limited	258,689	35%	17,151
TOTAL	611,317	83%	42,927

	Year ended December 31, 2017		December 31, 2017
	Revenues	Percentage of revenues	Accounts receivable
Peaceman Cable Engineering Limited	$295,534	38%	$–
Hip Tung Cables Company Limited	183,390	24%	–
TOTAL	478,924	62%	–

Cost of Revenue. Cost of revenue as a percentage of net revenue was approximately 82%, or $602,720, for the fiscal year ended December 31, 2018. Cost of revenue for the year ended December 31, 2017 was $510,204. Cost of revenue as a percentage of net revenue for the year ended December 31, 2017 was approximately 66%.

Gross Profit. We achieved a gross profit of $130,433 and $263,264 for the fiscal years ended December 31, 2018, and 2017, respectively. The decrease in gross profit is primarily attributable to the increase in cost of revenue arising from the lack of business from Shanghai despite our business development and termination of vehicle sales and leasing business.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $239,750 and $374,090 for the fiscal years ended December 31, 2018, and 2017, respectively. The decrease in G&A is primarily attributable to gain the sales of subsidiaries to reduce the G&A cost.

G&A as a percentage of net revenue was approximately 33% and 48% for the fiscal years ended December 31, 2018 and 2017, respectively.

For the year ended December 31, 2018, one vendor represented more than 10% of the Company’s operating cost. This vendor accounted for 12% of the Company’s operating cost amounting to $72,211 with $5,230 of accounts payable at December 31, 2018.

For the year ended December 31, 2017, one vendor represented more than 10% of the Company’s operating cost. This vendor accounted for 14% of the Company’s operating cost amounting to $48,246 with $0 of accounts payable at December 31, 2017.

Other Income (Expenses), net. We incurred net other income of $556,508 for the fiscal year ended December 31, 2018, as compared to a net other expenses of $2,106 for the fiscal year ended December 31, 2017. The increase is attributable primarily to the gain from the sale of subsidiaries. Our net other expenses for the years ended December 31, 2018 and 2017 consisted primarily of interest expenses.

Income Tax Expense. We recorded income tax expense of $1,839 and $14,710 for the fiscal year ended December 31, 2018 and 2017 due to tax adjustment from one-off tax reduction from last year.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $12,149, accounts receivable of $54,096 and net income of $5,800.

As of December 31, 2017, we had cash and cash equivalents of $99,583, purchase deposit of $194,852 and net loss of $127,642.

In light of the uncertainties surrounding the implementation of our business plan and our ability to explore or retain memberships and or develop an ecosystem that will provide our members with discounted products and services. Management is reassessing its ability to proceed with its business and is in active discussions to explore another operating company to expand the diversity of business operations.

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

	Fiscal Year Ended December 31,
	2018	2017
Net cash used in operating activities	$666,993	$297,301
Net cash used in investing activities	113,946	–
Net cash provided by financing activities	694,042	395,303

Net Cash Used In Operating Activities.

For the fiscal year ended December 31, 2018, net cash used in operating activities was $666,993, which consisted primarily of non-cash items, gain from the sale of subsidiaries of $558,755, offset by $19,834 of depreciation of property, plant and equipment, net cash used in operating activities from discontinued operations of $93,000, an increase in accounts receivables of $54,096, an increase in accounts payable and accrued liabilities of $11,385, an increase in tax payable $1,839 and net income of $5,800.

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

Net Cash Used In Investing Activities.

For the fiscal year ended December 31, 2018, net cash used in investing activities was $113,946, consisting primarily from net cash used in investing activities from discontinued operations.

For the fiscal year ended December 31, 2017, there were no net cash used in investing activities.

Net Cash Provided By Financing Activities.

For the fiscal year ended December 31, 2018, net cash provided by financing activities was $694,042, consisting primarily of $736,826 of advances from the Company’s related parties, offset by $20,000 of repayments on a finance lease and net cash used in financing activities from discontinued operations of $22,784.

For the fiscal year ended December 31, 2017, net cash provided by financing activities was $395,303, consisting primarily of advance from the President of the Company, of $415,727 and repayments on a finance lease of $20,424.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2018:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	150,076	150,076	–	–	–
Commercial commitments
Bank loan repayment	28,333	20,000	8,333	–	–
Total obligations	178,409	170,076	8,333	–	–

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

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

Under ASU 2014 - 09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Convenience translation of amounts from the local currency of the Company into US$ has been made at the pegged exchange rate at 0.129 for the respective years.

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

ITEM 8.   Financial Statements and Supplementary Data.

Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer, and Interim Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2018, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Koon Wing CHEUNG	55	Chief Executive Officer and Director
Miky Y.C. WAN	48	President, Interim Chief Financial Officer, Chief Operating Officer and Director
Connie Y.M. KWOK	47	Secretary and Director
Chio Meng LEUNG	51	Director
Kwai Yau (Tony) Ho	52	Director
Jenher JENG	51	Director

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

Miky Y.C. WAN, age 48, joined us as our President, Interim Chief Financial Officer, Chief Operating Officer and Director on February 19, 2016. She was appointed to serve as our interim Chief Financial Officer on September 27, 2016, and our Chief Operating Officer on July 15, 2018. Ms. Wan also served as our Chief Executive Officer from February 19, 2016 to May 12, 2017. Ms. Wan has served as the Chairman of the Board of Cosmos Links International Holding Limited since 2014 and the Chief Executive Officer of Asia Cosmos Wealth Management Limited since 2007. From 2005 to 2010, she served as the Chief Executive Officer of New Century International Insurance Advisory Limited. From 2003 to 2005, Ms. Wan served as a Manager of Financial Planning of CMG Asia. Prior to that time, Ms. Wan served as a Senior Manager from Fortis Bank in Hong Kong and a Manager at First Pacific Bank in Hong Kong. Ms. Wan received her Diploma of Business Administration from Hang Seng Management College (formerly known as Hang Seng School of Commerce) and her Higher Certificate on Business Studies in Banking from the Hong Kong Polytechnic University. Ms. Wan brings to our board deep experience and understanding of the finance and banking industries.

Connie Y.M. KWOK, age 47, joined our Board of Directors on February 19, 2016. She was appointed to serve as our Secretary on September 27, 2016. Ms. Kwok has served as the Financial Controller of Cosmos Links International Holding Limited since 2015. From 2009 to 2015, she was the Assistant Finance Manager at Walton International Group Limited. From 2008 to 2009, Ms. Kwok served as the Executive Secretary to the Chief Executive Officer of Civet Investment Company (Hong Kong) Limited. She served as the Secretary to the Corporate Chief Financial Officer of the Lane Crawford Joyce Group Limited from 2006 to 2008. Ms. Kwok also served as a Secretary of the San Kin Yip Holdings Company Limited from 1997 to 2005. From 1993 to 1997, she was the Assistant Accountant to the Sino Group-Sino Administration Services Limited. Ms. Kwok received her Bachelor of Financial Services from Edinburgh Napier University in Scotland and is a student member of the Hong Kong Institute of Certified Public Accountants. Ms. Kwok brings to our board her deep financial knowledge and experience.

Chio Meng LEUNG, age 51, is the authorized commercial representative of the city state of Monobamba in the province of Junin, Peru, and is responsible for promoting the development of Peruvian mining and agriculture in China. Since 2017, he has served as the Director of Cooperativa Agraria Cafelatera de Valle Incariado, a coffee and agriculture trade cooperative based in Peru. Mr. Leung has served as the General Manager of Enar Mining S.A.C., a mining, building, import and export company, since April 14, 2015. From 2010 to 2012, Mr. Leung worked with Andino Health Food Ltd., where he was responsible all business operations. From 2005 to 2006, he served as the manager of CITS Hong Kong Ltd., a state enterprise travel company in Hong Kong and Macao. From 2004-2005, Mr. Leung was responsible for the operations of China-Philippine Investment Ltd. and was authorized by the former Prime Minister Yehude Simon Munaro of Peru to serve as a business commissioner to promote the resources of the Northern Province of Peru. Mr. Leung obtained his Bachelor of Arts in Business Administration from Canton College (China) in 1993. Mr. Leung brings to the Board of Directors his business insight, knowledge and experience in the mining and agricultural industries.

Kwai Yau (Tony) HO, age 52, joined our Board of Directors on November 1, 2017. He has served as the director of Xin Tai Asset Management Co., Ltd, a professional leasing and financing company, since 2015. Concurrently, he as also served as the CEO of Hong Kong Caspian Sea International Trading company which focused on trade in Eastern Europe and trade financing. In 2011, Mr. Ho founded and served as the executive director of Huiying Development Limited, a wine trading business focused on the Europe and China trade. This business was sold in 2015. Mr. Ho brings to our board his extensive experience in the leasing industry and knowledge of and experience with the European markets.

Jenher JENG, age 51, joined our Board of Director on February 19, 2016. He was appointed to serve as our Director. Mr. Jeng co-founded and participated in several projects and programs with institutions of higher learning and government agencies as set forth below:

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

Involvement in Certain Legal Proceedings

No executive officer or director is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2018, and up to the date of this Annual Report, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act, except that a Form 4 disclosing certain dispositions of common stock beneficially owned by Miky Wan, our President, Interim Chief Financial Officer and Director, was filed tardy.

Code of Ethics

As our business matures, we have adopted a Code of Ethics applicable to our senior executive management team and our employees.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2018 and 2017 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2018, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Koon Wing CHEUNG, CEO and Director	2018 2017	$76,282 $66,666	– –	– –	– –	– –	– –	– –	$76,282 $66,666

Miky Y. C. WAN, Interim CFO, President and Director	2018 2017	$0 $0	– –	– –	– –	– –	– –	– –	$0 $0

(1)	All cash compensation was paid in Hong Kong Dollars, our functional currency. Convenience translation of amounts from the local currency of the Company into US$ has been made at the pegged exchange rate at 7.8 for the fiscal years ended December 31, 2018 and 2017.

Narrative disclosure to Summary Compensation Table

Lee Tat and Mr. Cheung are parties to an Employment Agreement, made effective January 1, 2015, pursuant to which Mr. Cheung agreed to serve as a director of Lee Tat (the “Cheung Employment Agreement”) at a compensation rate of HK $30,000. Mr. Cheung’s compensation was increased to HK $40,000 per month en December 31, 2015. The Cheung Employment Agreement may be terminated by either party at any time by giving seven (7) days notice thereof. The foregoing description of the Cheung Employment Agreement is qualified in its entirety by reference to the Cheung Employment Agreement, the English translation of which is filed as Exhibit 10.2 to this Registration Statement and incorporated herein by reference.

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

Director Compensation

 None of our directors received any compensation for their service as a director for the year ended December 31, 2018.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee and, for the year ended December 31, 2018, the compensation, if any, of our executive officers was recommended by our Chief Executive Officer and Chairman and such recommendations were approved by our board of directors. None of our executive officers currently serves as a member of the compensation committee or as a director with compensation duties of any entity that has executive officers serving on our board of directors. None of our executive officers has served in such capacity in the past 12 months.

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

Chio Meng LEUNG

Kwai Yau (Tony) HO

Jenher JENG

ITEM 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of March 18, 2019, for: (i) each of our named executive officers; (ii) each of our directors; (iii) all of our current executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Cosmos Group Holdings, Inc., Rooms 1705-6, 17th Floor, Tai Yau Building, No. 181 Johnston Road, Wanchai, Hong Kong.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
Koon Wing CHEUNG	10,961,147	51%
Kwai Yau (Tony) HO	0	-%
Chio Meng LEUNG	0	-%
Miky Y.C. WAN (2)	7,684,350	35.75%
Connie Y.M. KWOK	52,657	0.25%
Jenher JENG	0	-%
All executive officers and directors as a Group (6 persons)	18,698,154	87%

5% or Greater Stockholders:
Asia Cosmos Group Limited (2)	7,684,350	35.75%

(1)	Applicable percentage ownership is based on 21,492,933 shares of common stock outstanding as of March 18, 2018, together with securities exercisable or convertible into shares of common stock within 60 days of March 18, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 18, 2018, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Miky Wan, our President, Interim Chief Financial Officer and director owns 100% of Asia Cosmos Group Limited which directly own 7,684,350 shares of our common stock. As a result, Ms. Wan is deemed to beneficially own shares held by Asia Cosmos Group Limited.

ITEM 13.       Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2018 and 2017, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

As of December 31, 2018 and 2017, we obtained from Cosmos Links International Holding Limited, an entity ultimately controlled by Miky Wan, our President, Interim Chief Financial Officer and director, unsecured, interest-free advances which have an aggregate principal amount of $85,111 and $88,417 and no fixed terms of repayments.

As of December 31, 2018 and 2017, we obtained from Asia Cosmos Group Limited, an entity ultimately controlled by Miky Wan, our President, Interim Chief Financial Officer and director, unsecured, interest-free advances which have an aggregate principal amount of $64,965 and $10,000 and no fixed terms of repayments.

As of December 31, 2018 and 2017, we obtained from Asia Cosmos Wealth Management Limited, an entity ultimately controlled by Miky Wan, our President, Interim Chief Financial Officer and director, unsecured, interest-free advances which have an aggregate principal amount of $0 and $252 and no fixed terms of repayments.

As of December 31, 2018 and 2017, we obtained from Miky Wan, our President, Interim Chief Financial Officer and director, unsecured, interest-free advances which have an aggregate principal amount of approximately $0 and $378,256 and no fixed terms of repayments.

Director Independence

We have adopted standards for director independence that correspond to NASDAQ listing standards and SEC rules. An “independent director” means a person who is not an officer or employee of the Company or its subsidiaries, or any other individual having a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. To be considered independent, the Board must affirmatively determine that neither the director, nor any member of his or her immediate family, has had any direct or indirect material relationship with the Company within the previous three years. In addition, to be considered “independent” under SEC rules, each member of the Audit Committee may not accept, directly or indirectly, any consulting, advisory, or other compensatory fee from us, other than compensation for his or her services as a director

The Board considered relationships, transactions and/or arrangements with each of the directors and concluded that none of the non-employee directors, or any of his or her immediate family members, has any relationship with us that would impair his or her independence. The Board has determined that each member of the Board, other than Koon Wing Cheung, Miky Wan, and Connie Kwok, is an independent director under applicable NASDAQ listing standards and SEC rules. Mr. Cheung, Ms. Wan and Ms. Kwok do not meet the independence standards because he or she is an employee and or executive officer of the Company.

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

	Years ended December 31,
	2018		2017

Audit fees (1)	US$	56,000	US$	46,000

Audit related fees (2)		–		–

Tax fees		–		–

All other fees		–		–

_________________________

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our consolidated annual financial statements, the audit of the effectiveness of internal control over financial reporting and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

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

(3)       Exhibits

3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock (1)
10.1	Lee Tat Transportation Service Contract, effective May 1, 2017, by and between Lee Tat Transportaion International Limited and Shanghai Yunda Cargo Co., Ltd. (1)
10.2	Employment Agreement effective January 1, 2015 by and between Lee Tat Transportation International Limited and Koon Wing Cheung. (1)
21	Subsidiaries*
24	Power of Attorney*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors and of

COSMOS GROUP HOLDINGS INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cosmos Group Holdings Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, cash flows and changes in stockholders’ equity for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, during 2018, the Company experienced the negative operating cash flows of $666,993, at December 31, 2018, the Company had incurred cumulative net losses of $123,305 and working capital deficit of $164,209. Management’s plans in regard to this matter are described in Note 2.

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

/s/ HKCM CPA & Co.

Certified Public Accountants

(Predecessor firm: HKCMCPA Company Limited)

We have served as the Company's auditor since 2017.

Hong Kong, China

March 28, 2019

15th Floor, Aubin House, 171-172 Gloucester Road, WEan Chai, Hong Kong
Tel: (852) 2573 2296 Fax : (852) 3015 3860	http://'www.hkcmcpa.us

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$12,149	$99,583
Accounts receivable	54,096	–
Purchase deposits	–	194,852
Deposit and prepayment	–	75,813

Total current assets	66,245	370,248

Non-current assets:
Property, plant and equipment, net	83,728	103,563

TOTAL ASSETS	$149,973	$473,811

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$44,036	$33,958
Amount due to a director	–	378,256
Amounts due to related parties	150,076	98,669
Current portion of obligation under finance lease	20,000	20,000
Income tax payable	16,342	14,503

Total current liabilities	230,454	545,386

Non-current liabilities:
Deferred tax liabilities	12,999	12,999
Obligation under finance lease	8,333	28,333

Total non-current liabilities	21,332	41,332

TOTAL LIABILITIES	251,786	586,718

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 21,492,933 and 21,492,933 shares issued and outstanding as of December 31, 2018 and 2017, respectively	21,492	21,492
Accumulated other comprehensive loss	–	(5,294)
Accumulated losses	(123,305)	(129,105)

Total stockholders’ deficit	(101,813)	(112,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$149,973	$473,811

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2018		2017

Revenues, net		$733,153	$773,468

Cost of revenue		(602,720)	(510,204)

Gross profit		130,433	263,264

Operating expenses
General and administrative		(239,750)	(374,090)

Total operating expenses		(239,750)	(374,090)

Loss from operation		(109,317)	(110,826)

Other income (expense):
Gain from the sale of subsidiaries		558,755	–
Interest expense		(2,251)	(2,251)
Interest income		4	4
Other income		–	141
Total other income (expense)		556,508	(2,106)

Income (loss) before income taxes		447,191	(112,932)

Income tax expense		(1,839)	(14,710)

Income (loss) from continuing operation		445,352	(127,642)
Loss from discontinued operations, net of tax		(439,552)	–

NET INCOME (LOSS)		5,800	(127,642)

Other comprehensive loss:
– Foreign currency translation income (loss)		5,294	(5,294)

COMPREHENSIVE INCOME (LOSS)		$11,094	$(132,936)

Net income (loss) per share – Basic and Diluted	$	#0.00	#(0.00)

Weighted average common shares outstanding – Basic and Diluted		21,492,933	17,683,866

# Less than $0.001

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$5,800	$(127,642)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation of property, plant and equipment	19,834	19,834
Gain from the sales of subsidiaries	(558,755)	–

Change in operating assets and liabilities:
Accounts receivable	(54,096)	46,282
Purchase deposits	–	(194,852)
Deposit and prepayment	–	(75,813)
Accounts payable and accrued liabilities	11,385	20,258
Income tax payable	1,839	14,503
Deferred tax liabilities	–	129
Net cash used in operating activities from discontinued operation	(93,000)	–

Net cash used in operating activities	(666,993)	(297,301)

Cash flows from investing activities:
Net cash used in investing activities from discontinued operation	(113,946)	–

Net cash used in investing activities	(113,946)	–

Cash flows from financing activities:
Advance from related parties	736,826	415,727
Repayment of finance lease	(20,000)	(20,424)
Net cash used in financing activities from discontinued operation	(22,784)	–

Net cash provided by financing activities	694,042	395,303

Foreign currency translation adjustment	(537)	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	(87,434)	98,002

BEGINNING OF YEAR	99,583	1,581

END OF YEAR	$12,149	$99,583

Supplementary disclosures:
Cash paid for tax	$–	$–
Cash paid for interest	$2,251	$2,251

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Accumulated other comprehensive (loss)	Accumulated	Total stockholders’ equity
	No. of shares	Amount	income	losses	(deficit)
Balance as of January 1, 2017 (restated)	10,961,147	$10,961	$–	$24,430	$35,391

Shares issued for acquisition of legal acquirer	10,531,298	10,531	–	(25,893)	(15,362)

Fractional shares from reverse split	488	–	–	–	–

Foreign currency translation adjustment	–	–	(5,294)	–	(5,294)

Net loss for the year	–	–	–	(127,642)	(127,642)

Balance as of December 31, 2017	21,492,933	$21,492	$(5,294)	$(129,105)	$(112,907)

Foreign currency translation adjustment	–	–	5,294	–	5,294

Net income for the year	–	–	–	5,800	5,800

Balance as of December 31, 2018	21,492,933	$21,492	$–	$(123,305)	$(101,813)

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

NOTE—2     GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced the negative operating cash flows of $666,993 for the year ended December 31, 2018. Also, at December 31, 2018, the Company has incurred an accumulated deficit of $123,305 and working capital deficit of $164,209.

The continuation of the Company as a going concern through December 31, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE—3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2018 and 2017, there was no allowance for doubtful accounts.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years ended December 31, 2018 and 2017.

•	Revenue recognition

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014 - 09, Revenue from Contracts with Customers (Topic 606) using the full retrospective transition method. The Company's adoption of ASU 2014 - 09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

Under ASU 2014 - 09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

For the years ended December 31, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2018 and 2017, the Company did not have any significant unrecognized uncertain tax positions.

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

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The reporting currency of the Company is the United States Dollar (“US$”). The Company's subsidiaries in Hong Kong maintain their books and records in their local currency, Hong Kong Dollars (“HK$”), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

Convenience translation of amounts from the local currency of the Company into US$ has been made at the pegged exchange rate at 0.129 for the respective years.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in Hong Kong for the years ended December 31, 2018 and 2017.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding finance lease): cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, income tax payable, and amounts due to related parties approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term bank borrowings and note payable approximate the carrying amount.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

In January 2017, the Financial Accounting Standard Board (“FASB”) issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07,  Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. The Company does not believe that the adoption of ASU 2018-07 will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company’s financial statements and footnote disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE—4       DISPOSAL OF SUBSIDIARIES

On September 17, 2018, the Company entered into the Agreement for Sale and Purchase of Shares in COSG International Holdings Limited, a British Virgin Islands limited liability company (“COSG International”), and sold its China operation to Lilun Gan, an unaffiliated third party, for a consideration of US$10,000.

	Year ended December 31,
	2018	2017

Revenue from discontinued operation	$1,720	$–
Loss from discontinued operation	439,552	–
Total assets	10,648,449	374,226
Total liabilities	$11,203,036	$497,441

The sale was consummated on September 30, 2018. As the result, the gain of $558,755 from the sale of subsidiaries was recorded.

NOTE—5       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2018	2017

Service vehicle, at cost	$158,674	$159,658
Less: accumulated depreciation	(74,946)	(56,095)
	$83,728	$103,563

Depreciation expense for the years ended December 31, 2018 and 2017 were $19,834 and $19,834, as part of cost of revenue, respectively.

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

NOTE—7       OBLIGATION UNDER FINANCE LEASE

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through May 29, 2020, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	As of December 31
	2018	2017

Finance lease	$31,522	$50,584
Less: interest expense	(3,189)	(2,251)

Net present value of finance lease	$28,333	$48,333

Current portion	$20,000	$20,000
Non-current portion	8,333	28,333

Total	$28,333	$48,333

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2018, the maturities of the finance lease for each of the two years are as follows:

Years ending December 31:
2019	$20,000
2020	8,333

Total	$28,333

NOTE—8       INCOME TAXES

For the years ended December 31, 2018 and 2017, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended December 31,
	2018	2017
Tax jurisdiction from:
- Local	$425,356	$(112,406)
- Foreign	21,835	(526)
Income (loss) before income taxes	$447,191	$(112,932)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2018	2017
Current:
- Local	$–	$–
- Foreign	1,839	14,503

Deferred:
- Local	–	–
- Foreign	–	207
Income tax expense	$1,839	$14,710

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of December 31, 2018, the operation in the United States of America incurred $2,035,902 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $427,539 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate of 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2018 and 2017 is as follows:

	Years ended December 31,
	2018	2017

Income before income taxes	$22,540	$2,240
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	3,719	370
Tax effect from non-deductible items	3,378	22,784
Tax effect from deductible items	(2,560)	(3,656)
Foreign tax loss carryforward	–	(4,995)
Tax allowance	(2,269)	–
Tax adjustments	(429)	–
Income tax expense	$1,839	$14,503

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017

Deferred tax liabilities:
Accelerated depreciation	$12,999	$12,999

Deferred tax assets:
Net operating loss carryforwards	$427,539	$399,525
Less: valuation allowance	(427,539)	(399,525)
Deferred tax assets, net	$–	$–

NOTE—9       STOCKHOLDERS’ DEFICIT

The Company’s authorized share is 500,000,000 common shares with a par value of $0.001 per share.

As of December 31, 2018, the Company had a total of 21,492,933 shares of its common stock issued and outstanding.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE—10       NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017

Net income (loss) attributable to common shareholders	$5,800	$(127,642)

Weighted average common shares outstanding – Basic and diluted	21,492,933	17,683,866

Net income (loss) per share – Basic and diluted	$0.00	$(0.00)

NOTE—11       PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2018 and 2017, $4,567 and $7,701 contributions were made accordingly.

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

NOTE—13       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the years ended December 31, 2018 and 2017, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2018			December 31, 2018
Customers	Revenues	Percentage of revenues		Accounts receivable
Customer D	$352,628	48%		$25,776
Customer C	258,689	35%		17,151
Total:	$611,317	83%	Total:	$42,927

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2017			December 31, 2017
	Revenues	Percentage of revenues		Accounts receivable
Customer C	$295,534	38%		$–
Customer D	183,390	24%		–
	$478,924	62%	Total:	$–

All customers are located in Hong Kong.

(b)	Major vendors

For the year ended December 31, 2018, one vendor represented more than 10% of the Company’s operating cost. This vendor accounted for 12% of the Company’s operating cost amounting to $72,211 with $5,230 of accounts payable at December 31, 2018.

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

The Company’s interest-rate risk arises from finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2018 and 2017, borrowing under finance lease was at fixed rate.

NOTE—14      COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

As of December 31, 2018, the Company has no material commitments under operating leases.

(b)	Capital commitment

As of December 31, 2018, the Company has no material capital commitments in the next twelve months.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE—15       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2018, up through the date of March 28, 2019, the Company issued the consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS, INC.
(Registrant)

By:	/s/Koon Wing Cheung
Koon Wing Cheung
Chief Executive Officer

Dated:	March 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Koon Wing Cheung	Chief Executive Officer and Director
Koon Wing Cheung	(Principal Executive Officer and Principal Financial Officer)	March 28, 2019

/s/ Miky Y.C. Wan Miky Y. C. Wan	Interim Chief Financial Officer, President and Director	March 28, 2019

/s/ Connie Kwok* Soo Choon Meng	Secretary and Director	March 28, 2019

/s/ Kwai Yau (Tony) Ho*	Director	March 28, 2019
Kwai Yau (Tony) Ho

/s/ Chio Meng Leung*	Director	March 28, 2019
Chio Meng Leung

/s/ Jenher Jeng*	Director	March 28, 2019
Jenher Jeng

Representing all of the members of the Board of Directors.

* By	/s/ Connie Kwok
Connie Kwok
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

21