Form 10-K/A
period 2018-12-31
Cosmos Group Holdings Inc.
filed 2019-04-18
CIK 1706509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-K (the “Amendment”) amends Cosmos Group Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 28, 2019, and is being filed solely to correct a typographical error that appears in the Company’s address on the Cover Page.

There have been no changes to the text of such item other than the change stated in the immediately preceding paragraph.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS, INC.
(Registrant)

By:	/s/Koon Wing Cheung
Koon Wing Cheung
Chief Executive Officer

Dated:	April 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Koon Wing Cheung	Chief Executive Officer and Director	April 18, 2019
Koon Wing Cheung	(Principal Executive Officer and Principal Financial Officer)

/s/ Miky Y.C. Wan Miky Y. C. Wan	Interim Chief Financial Officer, President and Director	April 18, 2019

/s/ Connie Kwok* Soo Choon Meng	Secretary and Director	April 18, 2019

/s/ Kwai Yau (Tony) Ho*	Director	April 18, 2019
Kwai Yau (Tony) Ho

/s/ Chio Meng Leung*	Director	April 18, 2019
Chio Meng Leung

/s/ Jenher Jeng *	Director	April 18, 2019
Jenher Jeng

Representing all of the members of the Board of Directors.

* By	/s/ Connie Kwok
Connie Kwok
Attorney-in-Fact**

** By authority of the power of attorney filed herewith