Form 10-Q
period 2019-03-31
Cosmos Group Holdings Inc.
filed 2019-05-10
CIK 1706509

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

As of May 10, 2019, the issuer had outstanding 21,492,933 shares of common stock.

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,056	$12,149
Accounts receivable	65,469	54,096

Total current assets	68,525	66,245

Non-current assets:
Property, plant and equipment, net	78,770	83,728

TOTAL ASSETS	$147,295	$149,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,684	$44,036
Amounts due to related parties	195,515	150,076
Current portion of obligation under finance lease	20,000	20,000
Income tax payable	16,342	16,342

Total current liabilities	281,541	230,454

Non-current liabilities:
Deferred tax liabilities	12,999	12,999
Obligation under finance lease	3,333	8,333

Total non-current liabilities	16,332	21,332

TOTAL LIABILITIES	297,873	251,786

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 30,000,000 shares authorized; no preferred stock issued	–	–
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 21,492,933 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	21,492	21,492
Accumulated losses	(172,070)	(123,305)

Total stockholders’ deficit	(150,578)	(101,813)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$147,295	$149,973

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2019	2018

REVENUE	$128,002	$133,726

Cost of revenue	(92,669)	(119,330)

Gross profit	35,333	14,396

OPERATING EXPENSES:
General and administrative	(83,536)	(165,172)
Total operating expenses	(83,536)	(165,172)

LOSS FROM OPERATIONS	(48,203)	(150,776)

Other (expense) income:
Interest income	1	1
Interest expense	(563)	(563)
Sundry income	–	100
Total other expense	(562)	(462)

LOSS BEFORE INCOME TAXES	(48,765)	(151,238)

Income tax expense	–	–

NET LOSS	$(48,765)	$(151,238)

COMPREHENSIVE LOSS	$(48,765)	$(151,238)

Net loss per share:
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic	21,492,933	21,492,933
– Diluted	21,492,933	21,492,933

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(48,765)	$(151,238)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	4,958	20,135
Change in operating assets and liabilities:
Accounts receivable	(11,373)	(1,957)
Purchase deposit	–	(8,680,956)
Deposits and prepayments	–	(2,146)
Accounts payables and accrued liabilities	5,648	502,647
Customer deposit	–	8,307,500

Net cash used in operating activities	(49,532)	(6,015)

Cash flows from investing activities
Purchase of property, plant and equipment	–	(145,876)

Net cash used in investing activities	–	(145,876)

Cash flows from financing activities:
Advance from a related party	45,439	36,647
Advance from a director	–	111,505
Proceed from bank borrowing	–	1,495,000
Repayment of finance lease	(5,000)	(5,000)

Net cash generated from financing activities	40,439	1,638,152

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,093)	1,486,261

BEGINNING OF PERIOD	12,149	99,583

END OF PERIOD	$3,056	$1,585,844

Supplemental Cash Flows Information:
Cash paid for interest	$563	$563
Cash paid for tax	$–	$–

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	loss	losses	deficit

Balance as of January 1, 2018	21,492,933	$21,492	$(5,294)	$(129,105)	$(112,907)

Net loss for the period	–	–	–	(151,238)	(151,238)

Balance as of March 31, 2018	21,492,933	$21,492	$(5,294)	$(280,343)	$(264,145)

Balance as of January 1, 2019	21,492,933	$21,492	$–	$(123,305)	$(101,813)

Net loss for the period	–	–	–	(48,765)	(48,765)

Balance as of March 31, 2019	21,492,933	$21,492	$–	$(172,070)	$(150,578)

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

In the opinion of management, the consolidated balance sheet as of December 31, 2018 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2019, there was no allowance for doubtful accounts.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expected useful life
Service vehicle	8 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended March 31, 2019 and 2018 were $4,958 and $20,135, as part of cost of revenue, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended March 31, 2019.

•	Revenue recognition

Since January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed consolidated financial statements.

Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

For the three months ended March 31, 2019 and 2018, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2019, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the condensed consolidated statement of stockholders’ deficit.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended March 31, 2019 and 2018, the Company operates in one reportable operating segment in the Hong Kong.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires a lessee to recognize most leases on the balance sheet as lease liabilities with corresponding right-of-use assets. The Company adopted ASU 2016-02 utilizing the modified retrospective transition method at the beginning of the first quarter of 2019. As a result of the adoption of ASC 842, the Company recorded finance lease liabilities of $28,333 at the beginning of the first quarter of 2019, with no material impact to the statement of operations.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (ASU 2017-12), which is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency regarding the scope and results of hedging programs. The guidance in this update is applied using a cumulative-effect adjustment to retained earnings at the beginning of the fiscal year of adoption. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2017-12 at the beginning of the first quarter of 2019 did not have a significant impact on the Company’s financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (ASU 2016-13), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-14). This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-14 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-05). This new guidance requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-05 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Application of this guidance can be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this guidance will have on its financial statements.

NOTE – 4 GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss of $48,765 for the period ended March 31, 2019. Also, at March 31, 2019, the Company has incurred an accumulated deficit of $150,578 and working capital deficit of $213,016. The continuation of the Company as a going concern through March 31, 2020 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

NOTE – 5 AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company by related parties and a director of the Company, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interests from related parties’ loan are not significant.

NOTE – 6 OBLIGATION UNDER FINANCE LEASES

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through May 29, 2020, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)

Finance lease	$25,959	$31,522
Less: interest expense	(2,626)	(3,189)

	$23,333	$28,333

Current portion	20,000	20,000
Non-current portion	3,333	8,333
Total	$23,333	$28,333

As of March 31, 2019, the maturities of the finance lease for each of the two years are as follows:

Period ending March 31:
2020	$20,000
2021	3,333

Total:	$23,333

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 7 INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2019 and 2018 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America

As of March 31, 2019, the operation in the United States of America incurred $2,079,942 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $436,788 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the income tax rates ranging from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2019 and 2018 is as follows:

	Three months ended March 31,
	2019	2018

Loss before income taxes	$(4,726)	$(148,443)
Statutory income tax rate	8.25%	16.5%
Income tax expense at statutory rate	(389)	(24,493)
Tax effect from non-deductible items	409	3,428
Tax effect from non-taxable item	–	(604)
Tax effect from deductible items	(310)	(4,456)
Tax loss carryforward	290	26,125
Income tax expense	$–	$–

NOTE – 8 STOCKHOLDERS’ DEFICIT

As of March 31, 2019 and December 31, 2018, the Company had a total of 21,492,933 and 21,492,933 shares of its common stock issued and outstanding, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 9 RELATED PARTY TRANSACTIONS

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

NOTE – 10 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customer

For the three months ended March 31, 2019 and 2018, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

		Three Months ended March 31, 2019			March 31, 2019
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer B		$58,299	46%		$14,886
Customer A		52,523	41%		39,300

	Total:	$110,822	87%	Total:	$54,186

		Three Months ended March 31, 2018			March 31, 2018
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer A		$77,627	58%		$–
Customer B		43,032	32%		–

	Total:	$120,659	90%	Total:	$–

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

All customers are located in the Hong Kong.

(b)       Major vendors

For the three months ended March 31, 2019, one vendor represented more than 10% of the Company’s purchase. This vendor (Vendor B) accounted for 17% of the Company’s purchase amounting to $15,385, with no accounts payable.

For the three months ended March 31, 2018, one vender represented more than 10% of the Company’s operating cost. This vendor (Vendor A) accounted for 57% of the Company’s purchase amounting to $32,717, with $0 of accounts payable.

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

The Company’s interest-rate risk arises from finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2019, borrowings under finance leases were at fixed rates.

(e)	Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in HKD and a significant portion of the assets and liabilities are denominated in HKD. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and HKD. If HKD depreciates against US$, the value of HKD revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE – 11 SUBSEQUENT EVENTS

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

We do not have any current intention to further develop our logistics business segment at this time. We are actively considering alternative options to diversify our business including acquisitions, strategic partnerships and the entry into one or more new business segments.

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

Current Plan

We are consolidating our logistics business in Hong Kong and expect those operations to remain stable. We do not have any current intention to further develop our logistics business segment at this time. We are actively considering alternative options to diversify our business including acquisitions, strategic partnerships and the entry into one or more new business segments.

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

Major Customers.

All of our major customers are located in Hong Kong. During the three months ended March 31, 2019, and 2018, the following customers accounted for 10% or more of our total net revenues:

	Three Months ended March 31, 2019		March 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Peaceman Cable Engineering Limited	$58,299	46%	14,886
Hip Tung Cables Company Limited	52,523	41%	32,300
TOTAL	$110,822	87%	54,186

	Three Months ended March 31, 2018		March 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
Hip Tung Cables Company Limited	$77,627	58%	–
Peaceman Cable Engineering Limited	43,032	32%	–
TOTAL	$120,659	90%	–

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

Major Network Partners.

All of our major vendors are located in Hong Kong. For the three months ended March 31, 2019, one vendor, Au Yeung Chin Ka, represented more than 10% of the Company’s operating cost. This vendor accounted for 17% of the Company’s operating cost amounting to $15,385 with $0 of accounts payable.

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

Reverse Stock Split.

Effective February 6, 2018, we engaged in a 1:20 reverse split of our common stock so that each twenty shares of issued and outstanding common stock were exchanged for one share.

We reported a net loss of $48,765 and $151,238 for the three months ended March 31, 2019, and 2018, respectively. As of March 31, 2019, our current assets and current liabilities were $68,525 and $281,541 respectively. We had current assets of $66,245 and current liabilities of $230,454 as of December 31, 2018. Our auditors have prepared our financial statements for the years ended December 31, 2018 and 2017 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

Results of Operations

Comparison of the three months ended March 31, 2019 and March 31, 2018

As of March 31, 2019, we suffered from a working capital deficit of $ 213,016. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended March 31, 2019, compared to the three months ended March 31, 2018:

	Three months ended March 31,
	2019	2018

Revenue	$128,002	$133,726
Cost of revenue	(92,669)	(119,330)
Gross profit	35,333	14,396
General and administrative expenses	(83,536)	(165,172)
Income (loss) from operation	(48,203)	(150,776)
Total other expense	(562)	(462)
Income tax expense	–	–
NET LOSS	$(48,765)	$(151,238)

Revenue. We generated revenues of $128,002 and $133,726 for the three months ended March 31, 2019 and 2018. We anticipate that our revenues will continue decrease in the near future until we acquire an operating business or otherwise expand our operations into other business segments.

During the three months ended March 31, 2019 and 2018, the following customers accounted for 10% or more of our total net revenues:

	Three Months ended March 31, 2019		March 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Peaceman Cable Engineering Limited	$58,299	46%	14,886
Hip Tung Cables Company Limited	52,523	41%	39,300
TOTAL	$110,882	87%	54,186

	Three Months ended March 31, 2018		March 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
Hip Tung Cables Company Limited	$77,627	58%	–
Peaceman Cable Engineering Limited	43,032	32%	–
TOTAL	$120,659	90%	–

All of our major customers are located in Hong Kong.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2019, was $92,669, and as a percentage of net revenue, approximately 72%. Cost of revenue for the same period ended March 31, 2018, was $119,330. Cost of revenue as a percentage of net revenue for the three months ended March 31, 2018 was approximately 89%. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $35,333 and $14,396 for the three months ended March 31, 2019, and 2018, respectively. The increase in gross profit is primarily attributable to our increased operational efficiencies.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $83,536 and $165,172 for the three months ended March 31, 2019, and 2018, respectively. The decrease in G&A is primarily attributable to decreased professional, administrative and other fees . We expect our G&A to increase if we begin a new business or acquire an operating company.

G&A as a percentage of net revenue was approximately 65% and 124% for the three months ended March 31, 2019 and 2018, respectively. The decrease in G&A is attributable to decreased business volume and operational cost. We expect our G&A to increase if we begin a new business or acquire an operating company.

Other Income, net. We incurred net other expenses of $562 for the three months ended March 31, 2019, as compared to $462 for the three months ended March 31, 2018. Our net other expenses for the three months ended March 31, 2019 and 2018 consisted primarily of interest expenses.

Income Tax Expense. Our income tax expenses for the quarters ended March 31, 2019 and 2018 was $0 and $0, respectively.

Net Loss. During the three months ended March 31, 2019, we incurred a net loss of $48,765, as compared to $151,238 for the same period ended March 31, 2018. The decrease in net loss is primarily attributable to decreased general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $3,056, accounts receivable of $65,469 and a net loss of $48,765. As of December 31, 2018, we had cash and cash equivalents of $12,149, accounts receivable of $54,096 and a net income of $5,800.

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

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(49,532)	$(6,015)
Net cash used in investing activities	–	(145,876)
Net cash generated from financing activities	$40,439	$1,638,152

Net Cash Used In Operating Activities.

For the three months ended March 31, 2019, net cash used in operating activities was $49,532 which consisted primarily of a net loss of $48,765 and a increase in accounts receivables of $11,373 offset by an increase in accounts payables and accrued liabilities of $5,648 and depreciation of property, plant and equipment of $4,958.

For the three months ended March 31, 2018, net cash used in operating activities was $6,015, which consisted primarily of a net loss of $151,238 offset by increase in accounts receivable of $1,957, an increase in purchase deposits of $8,680,956, an increase in deposits and prepayments of $2,146, an increase in account payable and accrued liabilities of $502,647, an increase in customer deposits of $8,307,500, and depreciation of property, plant and equipment of $20,135.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

We did not engage in investing activities for the three months ended March 31, 2019.

For the three months ended March 31, 2018, net cash used in investing activities was $145,876 consisting of the purchase of property, plant and equipment.

Net Cash Generated From Financing Activities.

For the three months ended March 31, 2019, net cash generated from financing activities was $40,439 consisting primarily of advances from Koon Wing, CHEUNG, our Chief Executive Officer of $45,439, offset by repayments on a finance lease of $5,000.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2019:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	195,515	195,515	–	–	–
Commercial commitments
Finance lease obligation	23,333	20,000	3,333
Bank loan repayment	-	-	-	–	–
Total obligations	218,848	215,515	3,333	–	–

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2019, there was no allowance for doubtful accounts.

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

Depreciation expense for the three months ended March 31, 2019 and 2018 were $4,958 and $20,135, as part of cost of revenue, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended March 31, 2019.

•	Revenue recognition

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014 - 09 , Revenue from Contracts with Customers (Topic 606 ),  using the full retrospective transition method.  The Company's adoption of ASU 2014 - 09 did not have a material impact on the amount and timing of revenue recognized in its condensed consolidated financial statements.

Under ASU 2014 - 09 , the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

For the three months ended March 31, 2019 and 2018, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2019, the Company did not have any significant unrecognized uncertain tax positions.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended March 31, 2019 and 2018, the Company operates in one reportable operating segment in the Hong Kong.

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

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires a lessee to recognize most leases on the balance sheet as lease liabilities with corresponding right-of-use assets. The Company adopted ASU 2016-02 utilizing the modified retrospective transition method at the beginning of the first quarter of 2019. As a result of the adoption of ASC 842, the Company recorded finance lease liabilities of $28,333 at the beginning of the first quarter of 2019, with no material impact to the statement of operations.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (ASU 2017-12), which is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency regarding the scope and results of hedging programs. The guidance in this update is applied using a cumulative-effect adjustment to retained earnings at the beginning of the fiscal year of adoption. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2017-12 at the beginning of the first quarter of 2019 did not have a significant impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (ASU 2016-13), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-14). This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-14 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13,  Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-05). This new guidance requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-05 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Application of this guidance can be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this guidance will have on its financial statements.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of March 31, 2019, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1                   Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A                Risk Factors

None

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock (1)
10.1	Lee Tat Transportation Service Contract, effective May 1, 2017, by and between Lee Tat Transportation International Limited and Shanghai Yunda Cargo Co., Ltd. (1)
10.2	Lee Tat Transportation Service Contract, effective May 1, 2017, by and between Lee Tat Transportation International Limited and Suzhou Yuantong Logistic Company, Ltd. (3)
10.3	Employment Agreement, effective January 1, 2015, by and between Lee Tat Transportation International Limited and Koon Wing Cheung (1)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

(1) Incorporated by reference from our Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 23, 2017.

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

COSMOS GROUP HOLDINGS INC.

	By:	/s/Koon Wing Cheung
Koon Wing Cheung
Chief Executive Officer

Date: May 10, 2019

