Form 10-Q
period 2019-06-30
Cosmos Group Holdings Inc.
filed 2019-08-14
CIK 1706509

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55793

COSMOS GROUP HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	22-3617931
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Rooms 1705-6, 17th Floor, Tai Yau Building,

No. 181 Johnston Road

Wanchai, Hong Kong

+852 3643 1111
(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value US$0.001	COSG	N/A

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2019, the issuer had outstanding 28,800,531 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,716	$12,149
Accounts receivable	41,981	54,096

Total current assets	50,697	66,245

Non-current assets:
Property, plant and equipment, net	73,811	83,728

TOTAL ASSETS	$124,508	$149,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$64,320	$44,036
Amounts due to related parties	278,288	150,076
Current portion of obligation under finance lease	18,333	20,000
Income tax payable	16,342	16,342

Total current liabilities	377,283	230,454

Non-current liabilities:
Deferred tax liabilities	12,999	12,999
Obligation under finance lease	–	8,333

Total non-current liabilities	12,999	21,332

TOTAL LIABILITIES	390,282	251,786

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 30,000,000 shares authorized; no preferred stock issued	–	–
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 21,492,933 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	21,492	21,492
Accumulated losses	(287,266)	(123,305)

Total stockholders’ deficit	(265,774)	(101,813)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$124,508	$149,973

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

REVENUE	$137,546	$225,147	$265,548	$358,873

COST OF REVENUES:	(131,350)	(222,951)	(224,019)	(342,281)

GROSS PROFIT	6,196	2,196	41,529	16,592

OPERATING EXPENSES:
General and administrative	120,830	307,396	204,366	472,568
Total operating expenses	120,830	307,396	204,366	472,568

LOSS FROM OPERATIONS	(114,634)	(305,200)	(162,837)	(455,976)

Other (expense) income:
Interest income	–	15	1	16
Interest expense	(562)	(562)	(1,125)	(1,125)
Sundry income	–	–	–	100

Total other expense	(562)	(547)	(1,124)	(1,009)

LOSS BEFORE INCOME TAXES	(115,196)	(305,747)	(163,961)	(456,985)

Income tax expense	–	–	–	–

NET LOSS	$(115,196)	$(305,747)	$(163,961)	$(456,985)

Other comprehensive income:
– Foreign currency translation gain	–	–	–	(7,280)

COMPREHENSIVE LOSS	$(115,196)	$(305,747)	$(163,961)	$(464,265)

Net loss per share:
– Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding:
– Basic and diluted	21,492,933	21,492,933	21,492,933	21,492,933

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(163,961)	$(456,985)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	9,917	34,235
Change in operating assets and liabilities:
Accounts receivable	12,115	(2,263)
Purchase deposits	–	(8,654,498)
Deposits and prepayments	–	(331,676)
Accounts payables and accrued liabilities	20,284	729,266
Customer deposits	–	8,471,920

Net cash used in operating activities	(121,645)	(210,001)

Cash flows from investing activities
Purchase of property, plant and equipment	–	(149,324)

Net cash used in investing activities	–	(149,324)

Cash flows from financing activities:
Amount due to a related company	128,212	78,287
Amount due to a director	–	225,721
Proceed from bank borrowing	–	1,495,000
Proceed from issuance of common stock	–	–
Repayment of finance lease	(10,000)	(10,000)

Net cash provided by financing activities	118,212	1,789,008

Effect on exchange rate change on cash and cash equivalents	–	45,496

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,433)	1,475,179

BEGINNING OF PERIOD	12,149	99,583

END OF PERIOD	$8,716	$1,574,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,125	$1,125
Cash paid for tax	$–	$–

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30, 2019 and 2018
	Common stock		Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	income (loss)	losses	deficit
Balance as of April 1, 2018	21,492,933	$21,492	$(5,294)	$(280,343)	$(264,145)

Foreign currency translation adjustment	–	–	7,280	–	7,280

Net loss for the period	–	–	–	(305,747)	(305,747)

Balance as of June 30, 2018	21,492,933	$21,492	$1,986	$(586,090)	$(562,612)

Balance as of April 1, 2019	21,492,933	$21,492	$–	$(172,070)	$(150,578)

Net loss for the period	–	–	–	(115,196)	(115,196)

Balance as of June 30, 2019	21,492,933	$21,492	$–	$(287,266)	$(265,774)

	Six months ended June 30, 2019 and 2018
	Common stock		Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	loss	losses	deficit
Balance as of January 1, 2018	21,492,933	$21,492	$(5,294)	$(129,105)	$(112,907)

Foreign currency translation adjustment	–	–	7,280	–	7,280

Net loss for the period	–	–	–	(456,985)	(456,985)

Balance as of June 30, 2018	21,492,933	$21,492	$1,986	$(586,090)	$(562,612)

Balance as of January 1, 2019	21,492,933	$21,492	$–	$(123,305)	$(101,813)

Net loss for the period	–	–	–	(163,961)	(163,961)

Balance as of June 30, 2019	21,492,933	$21,492	$–	$(287,266)	$(265,774)

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 -      BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2018 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 2 -      ORGANIZATION AND BUSINESS BACKGROUND

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Lee Tat International Holdings Limited	British Virgin Islands	Investment holding	50,000 shares at US$1 each	100%

Lee Tat Transportation International Limited	Hong Kong	Logistic and delivery	10,000 ordinary shares for HK$10,000	100%

Cosmos Robotor Holdings Limited	British Virgin Islands	Investment holding	50,000 shares at US$0.001 each	100%

AiTeach International Limited#	Hong Kong	AI Business	10,000 ordinary shares for HK$100	100%

Hong Kong Healthtech Limited#	Hong Kong	AI Business	5,100 ordinary shares for HK$5,100	51%

COSG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE 3 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2019, there was no allowance for doubtful accounts.

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

Depreciation expense for the three months ended June 30, 2019 and 2018 were $4,959 and $14,100, as part of cost of revenue, respectively.

Depreciation expense for the six months ended June 30, 2019 and 2018 were $9,917 and $34,235, as part of cost of revenue, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2019.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed consolidated financial statements.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three and six months ended June 30, 2019 and 2018, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2019, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and six months ended June 30, 2019 and 2018, the Company operates in one reportable operating segment in the Hong Kong.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

NOTE 4 -      GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss of $163,961 and negative operating cash flows of $121,645 for the period ended June 30, 2019. Also, at June 30, 2019, the Company has incurred an accumulated deficit of $287,266.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The continuation of the Company as a going concern through June 30, 2020 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 5 -      AMOUNT DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company by related parties, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interest from related party loan is not significant.

NOTE 6 -      OBLIGATION UNDER FINANCE LEASES

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through May 29, 2020, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

Finance lease	$20,396	$31,522
Less: interest expense	(2,063)	(3,189)

	$18,333	$28,333

Current portion	18,333	20,000
Non-current portion	–	8,333
Total	$18,333	$28,333

NOTE 7 -      INCOME TAXES

The Company generated an operating loss for the three and six months ended June 30, 2019 and 2018 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America

As of June 30, 2019, the operation in the United States of America incurred $2,155,600 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $452,676 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered income tax rate from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2019 and 2018 is as follows:

	Six months ended June 30,
	2019	2018

Loss before income taxes	$(44,263)	$(456,985)
Statutory income tax rate	8.25%	16.5%
Income tax expense at statutory rate	(3,651)	(75,402)
Tax effect from non-deductible items	818	25,610
Tax effect from non-taxable item	–	(604)
Tax effect from deductible items	(318)	(3,545)
Tax loss carryforwards	3,151	53,941
Income tax expense	$–	$–

NOTE 8 -      STOCKHOLDERS’ EQUITY

As of June 30, 2019, the Company had a total of 21,492,933 shares of its common stock issued and outstanding.

NOTE 9 -      RELATED PARTY TRANSACTIONS

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

NOTE 10 -      CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customer

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three months ended June 30, 2019 and 2018, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

		Three months ended June 30, 2019			June 30, 2019
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer B		$59,417	43%		$16,530
Customer A		51,869	38%		18,898
	Total:	$111,286	81%	Total:	$35,428

		Three months ended June 30, 2018			June 30, 2018
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer A		$120,027	53%		$–
Customer B		83,789	37%		–
	Total:	$203,816	90%	Total:	$–

For the six months ended June 30, 2019 and 2018, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

		Six months ended June 30, 2019			June 30, 2019
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer B		$111,940	42%		$16,530
Customer A		110,168	41%		18,898
	Total:	$222,108	83%	Total:	$35,428

		Six months ended June 30, 2018			June 30, 2018
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer A		$197,654	55%		$–
Customer B		126,821	35%		–
	Total:	$324,475	90%	Total:	$–

		Three months ended June 30, 2019			June 30, 2019
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer B		$59,417	43%		$16,530
Customer A		51,869	38%		18,898
	Total:	$111,286	81%	Total:	$35,428

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

All customers are located in the Hong Kong.

(b)       Major vendors

For the three and six months ended June 30, 2019, one vendor represented more than 10% of the Company’s purchase. This vendor (Vendor C) accounted for 13% of the Company’s purchase amounting to $23,247 and $29,692, respectively with $1,808 of accounts payable at June, 2019.

For the three and six months ended June 30, 2018, one vendor represented more than 10% of the Company’s operating cost. This vendor accounted for 14% of the Company’s operating cost amounting to $14,542 and $47,258, respectively with $0 of accounts payable at June 30, 2018.

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

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2019, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

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

NOTE 11 -      SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were certain subsequent events that required recognition or disclosure, as follows:

On July 19, 2019, the Company consummated the acquisition of 5,100 Ordinary Shares of Hong Kong Healthtech Limited, a limited company organized under the laws of Hong Kong (“HKHL”), representing approximately 51% of the issued and outstanding stock of HKHL under a Share Exchange Agreement (the “Share Exchange Agreement”), and acquired the right to exploit certain intellectual property relating to Artificial Intelligence Education. As a result, the Company entered into the business of developing and delivering educational content in the AI Education industry.

In connection with the Share Exchange, the Company entered into an Intellectual Property Ownership and License Agreement with HKHL, 深圳傅正勤教育科技有限公司Shenzhen Fu Zheng Qin Education Technology Limited (formerly known as Shenzhen Yongle Innovative Education Limited) (“SZFZQ”) and their affiliates (the “IP License Agreement”), pursuant to which the Company licensed from HKHL, SZFZQ and their affiliates the right to exploit certain intellectual property related to the operations of the AI education business on a worldwide, non-exclusive, perpetual, royalty-free and irrevocable basis.

The Company established its two subsidiaries Cosmos Robotor Holdings Limited, a British Virgin Islands corporation, on May 7, 2019, and AiTeach International Limited, a Hong Kong limited liability company, on June 3, 2019.

In connection with the acquisition of HKHL, the Company incurred the obligation to issue 6,232,951 shares of its common stock to Mr Wing Lok Jonathan SO, Chief Strategy Officer and 1,074,647 shares of its common stock to Hung-Yi HUNG, a consultant, respectively. The Company is in the process of issuing such securities to Messrs. So and Hung and expects to finalize this process in the near future.

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

Overview

On July 19, 2019, we consummated the acquisition of 5,100 Ordinary Shares of HKHL, representing approximately 51% of the issued and outstanding stock of HKHL, and acquired the right to exploit certain intellectual property relating to Artificial Intelligence Education. As a result, we entered into the business of developing and delivering educational content in the AI Education industry.

Prior to our acquisition of HKHL, we were a Hong Kong based specialty commercial logistic company. Our specialty commercial logistic company operates through Lee Tat Transportation Int’l Limited, our wholly owned Hong Kong subsidiary (“Lee Tat”), and provide timely and reliable logistics and delivery services to commercial clients located in Hong Kong. We offer service to the cable supply industry in Hong Kong. Lee Tat was organized as a private limited liability company on August 11, 2014, in Hong Kong. We acquired Lee Tat on May 12, 2017.

We do not have any current intention to further develop our logistics business segment at this time. We intend to focus on developing our new AI Education business segment in the foreseeable future.

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

On February 15, 2016, the Company sold to Asia Cosmos Group Limited, a private limited liability company incorporated under the laws of British Virgin Islands (“ACOSG”), 10,000,000 shares of its common stock at a per share price of US$0.027. ACOSG’s sole shareholder is Miky Wan. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to ACOSG.

In connection with the private placement to ACOSG, a change of control occurred and Bryan Glass resigned from his position as President, Secretary, Treasurer and Chairman of the Company. Miky Wan was appointed to serve as Chief Executive Officer, Chief Operating Officer, President and Director, effective February 19, 2016. Peter Tong, our Chief Financial Officer, Secretary and director continued in his positions with the Company. Calvin K.W. Lai, Anthony H.H. Chan, Jenher Jeng, Alice K.M. Tang, Connie Y.M. Kwok were appointed to serve on our Board of Directors effective February 19, 2016. Effective February 26, 2016, the Company changed its name to Cosmos Group Holdings Inc. and filed a Certificate of Amendment to such effect with the Nevada Secretary of State. The name change and the related stock symbol change to “COSG” were approved by the Financial Industry Regulatory Authority on March 31, 2016. The Company also increased the number of its authorized common stock, par value US$0.001, from 90,000,0000 shares to 500,000,000 and its preferred stock, par value US$0.001, from 10,000,000 to 30,000,000 shares. After the private placement, the Company shifted its business plan to focus on acquiring undervalued companies including those in the Greater China region.

On September 27, 2016, Peter Tong and Calvin Lai resigned from all of their positions with the Company. Connie Y.M. Kwok was appointed to serve as the Secretary and Miky Wan, our Chief Executive Officer, was appointed to serve as the interim Chief Financial Officer.

On January 13, 2017, the Company sold 200,000,000 shares of its common stock to ACOSG at a per share price of US$0.001 per share for aggregate consideration of US$200,000. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to ACOSG.

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

On September 30, 2018, we sold all of our interests in COSG International to Lilun Gan, an unaffiliated third party, for cash consideration of United States Dollar Ten Thousand Dollars (US$10,000), which is the stated value of COSG International. COSG International was our wholly owned subsidiary and investment holding company that held all of the issued and outstanding securities of WFOE. We operated our future car purchasing and investment vehicle leasing services and memberships through WFOE. The sale of our interests in COSG International represented the cessation of our future car purchasing and investment vehicle leasing services business.

Entry Into the Artificial Intelligence Educational Content Business

Effective July 19, 2019, we consummated the acquisition of the HKHL Shares, constituting approximately 51% of the issued and outstanding securities of HKHL. As a result of our acquisition of the HKHL Shares, we entered into the business of development and delivery of educational content through artificial intelligence with a focus on users in China and Hong Kong.

Major Customers.

All of our major customers are derived from our logistics business segment and are located in Hong Kong. During the six months ended June 30, 2019, and 2018, the following customers accounted for 10% or more of our total net revenues:

	Six Months ended June 30, 2019		June 30, 2019
	Revenues	Percentage of revenues	Accounts receivable
Peaceman Cable Engineering Limited	$111,940	42%	16,530
Hip Tung Cables Company Limited	110,168	41%	18,898
TOTAL	$222,108	83%	35,428

	Six Months ended June 30, 2018		June 30, 2018
	Revenues	Percentage of revenues	Accounts receivable
Hip Tung Cables Company Limited	$197,654	55%	–
Peaceman Cable Engineering Limited	126,821	35%	–
TOTAL	$324,475	90%	–

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

Major Network Partners.

All of our major vendors are located in Hong Kong. For the six months ended June 30, 2019, one vendor, Tak Lee Transportation Company, represented more than 10% of the Company’s operating cost. This vendor accounted for 13% of the Company’s operating cost amounting to $29,692 with $1,808 of accounts payable.

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

We reported a net loss of $163,961 and $456,985 for the six months ended June 30, 2019, and 2018, respectively. As of June 30, 2019, our current assets and current liabilities were $50,697 and $377,283 respectively. We had current assets of $66,245 and current liabilities of $230,454 as of December 31, 2018. Our auditors have prepared our financial statements for the years ended December 31, 2018 and 2017 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

Results of Operations

Comparison of the three months ended June 30, 2019 and June 30, 2018

As of June 30, 2019, we suffered from a working capital deficit of $326,586. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended June 30, 2019, compared to the three months ended June 30, 2018:

	Three months ended June 30,
	2019	2018

Revenue	$137,546	$225,147
Cost of revenue	(131,350)	(222,951)
Gross profit	6,196	2,196
General and administrative expenses	(120,830)	(307,396)
Loss from operation	(114,634)	(305,200)
Total other expense	(562)	(547)
Income tax expense	–	–
NET LOSS	$(115,196)	$(305,747)

Revenue. We generated revenues of $137,546 and $225,147 for the three months ended June 30, 2019 and 2018. In light of our acquisition of HKHL and entry into the artificial intelligence education industry, we hope to experience greater revenue growth in the next twelve months.

During the three months ended June 30, 2019 and 2018, the following customers accounted for 10% or more of our total net revenues:

	Three Months ended June 30, 2019		June 30, 2019
	Revenues	Percentage of revenues	Accounts receivable
Peaceman Cable Engineering Limited	$59,417	43%	16,530
Hip Tung Cables Company Limited	51,869	38%	18,898
TOTAL	$111,286	81%	35,428

		Three months ended June 30, 2018			June 30, 2018
Customers		Revenues	Percentage of revenues		Accounts receivable
Hip Tung Cables Company Limited		$120,027	53%		$–
Peaceman Cable Engineering Limited		83,789	37%		–
	Total:	$203,816	90%	Total:	$–

All of our major customers are located in Hong Kong.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2019, was $131,350, and as a percentage of net revenue, approximately 95%. Cost of revenue for the three months ended June 30, 2018, was $222,951, and as a percentage of net revenue, approximately 99%. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $6,196 and $2,196 for the three months ended June 30, 2019, and 2018, respectively. The increase in gross profit is primarily attributable to our cost control measures.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of 120,830 and $307,396 for the three months ended June 30, 2019, and 2018, respectively. The decrease in G&A is primarily attributable to decreased professional, administrative and other fees.

G&A as a percentage of net revenue was approximately 88% and 137% for the three months ended June 30, 2019 and 2018, respectively. The decrease in G&A is attributable to decreased business volume and operational cost. We expect our G&A to increase in the near future as we focus on developing our artificial intelligence education business.

Other Income, net. We incurred net other expenses of $562 for the three months ended June 30, 2019, as compared to net expenses of $547 for the three months ended June 30, 2018. Our net other expenses for the three months ended June 30, 2019 and 2018 consisted primarily of interest expenses.

Income Tax Expense. Our income tax expenses for the quarters ended June 30, 2019 and 2018 was $0 and $0, respectively.

Net Loss. During the three months ended June 30, 2019, we incurred a net loss of $115,196, as compared to $305,747 for the same period ended June 30, 2018. The decrease in net loss is primarily attributable to decreased general and administrative expenses.

Comparison of the six months ended June 30, 2019 and June 30, 2018

The following table sets forth certain operational data for the six months ended June 30, 2019, compared to the six months ended June 30, 2018:

	Six months ended June 30,
	2019	2018

Revenue	$265,548	$358,873
Cost of revenue	(224,019)	(342,281)
Gross profit	41,529	16,592
General and administrative expenses	(204,366)	(472,568)
Loss from operation	(162,837)	(455,976)
Total other expense	(1,124)	(1,009)
Income tax expense	–	–
NET LOSS	$(163,961)	$(456,985)

Revenue. We generated revenues of $265,548 and $358,873 for the six months ended June 30, 2019 and 2018, respectively. The increase in revenue is attributable to the development of our O2O vehicle sales and leasing operations. In light of our acquisition of HKHL and entry into the artificial intelligence education industry, we hope to experience greater revenue growth in the next twelve months.

During the six months ended June 30, 2019 and 2018, the following customers accounted for 10% or more of our total net revenues:

	Six Months ended June 30, 2019		June 30, 2019
	Revenues	Percentage of revenues	Accounts receivable
Peaceman Cable Engineering Limited	$111,940	42%	16,530
Hip Tung Cables Company Limited	110,168	41%	18,898
TOTAL	$222,108	83%	35,428

	Six Months ended June 30, 2018		June 30, 2018
	Revenues	Percentage of revenues	Accounts receivable
Peaceman Cable Engineering Limited	$126,821	35%	–
Hip Tung Cables Company Limited	197,654	55%	–
TOTAL	$324,475	90%	–

All of our major customers are located in Hong Kong.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2019, was $224,019, and as a percentage of net revenue, approximately 84%. Cost of revenue for the six months ended June 30, 2018, was $342,281, and as a percentage of net revenue, approximately 95%. The decrease in our cost of revenue for the six months ended June 30, 2019, is primarily attributable to decrease in our business volume.

Gross Profit. We achieved a gross profit of $41,529 and $16,592 for the six months ended June 30, 2019, and 2018, respectively. The increase in gross profit is primarily attributable to our cost control measures.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $204,366 and $472,568 for the six months ended June 30, 2019, and 2018, respectively. The decrease in G&A is primarily attributable to our cost control measures.

G&A as a percentage of net revenue was approximately 77% and 132% for the six months ended June 30, 2019 and 2018, respectively. The decrease in G&A is attributable to our cost control measures. We expect our G&A to increase in the near future as we focus on developing our artificial intelligence education business.

Other Expenses, net. We incurred net other expenses of $1,124 for the six months ended June 30, 2019, as compared to $1,009 for the six months ended June 30, 2018. Our net other expenses for the six months ended June 30, 2019 and 2018 consisted primarily of interest expenses associated with establishing and operating our Membership Platform and increased general and administrative expenses resulting from being a reporting act company.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $8,716 and accounts receivable of $41,981. As of December 31, 2018, we had cash and cash equivalents of $12,149 and accounts receivable of $54,096.

We expect to incur significantly greater expenses in the near future as we develop our artificial intelligence education business or enter into strategic partnerships. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being reporting act company, including directors’ and officers’ insurance and increased professional fees.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Going Concern Uncertainties

We currently do not generate sufficient funds from operations to finance our AI business plan. Our auditors noted in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2019, that we experienced negative operating cash flows of US$666,993 for the year ended December 31, 2018, and as at December 31, 2018, we incurred an accumulated deficit of US$123,305 and working capital deficit of US$164,209. As such, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months. However, without the infusion of the United States Dollar One Million Dollars (US$1,000,000), we will not be able to implement our AI business plan in any significant manner.

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(121,645)	$(210,001)
Net cash used in investing activities	–	(149,324)
Net cash generated from financing activities	$118,212	$1,789,008

Net Cash Used In Operating Activities.

For the six months ended June 30, 2019, net cash used in operating activities was $121,645 which consisted primarily of a net loss of $163,961 and a decrease in accounts receivables of $12,115 offset by an increase in accounts payables and accrued liabilities of $20,284 and depreciation of property, plant and equipment of $9,917.

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

Net Cash Used In Investing Activities.

We did not engage in investing activities for the six months ended June 30, 2019.

For the six months ended June 30, 2018, net cash used in investing activities was $149,324 and consisted of purchases of property, plant and equipment.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2019, net cash generated from financing activities was $118,212 consisting primarily of advances from Koon Wing, CHEUNG, our former Chief Executive Officer of $128,212, offset by repayments on a finance lease of $10,000.

For the six months ended June 30, 2018, net cash provided by financing activities was $1,789,008 consisting primarily of bank borrowings of $1,495,000, advances from Koon Wing, CHEUNG, our former Chief Executive Officer, of $225,721, advances from a related company of $78,287, offset by repayments on a finance lease of $10,000.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2019:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	278,288	278,288	–	–	–
Commercial commitments				–	–
Finance lease obligation	18,333	18,333	–	–	–
Total obligations	296,621	296,621	–	–	–

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2019, there was no allowance for doubtful accounts.

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

Depreciation expense for the three months ended June 30, 2019 and 2018 were $4,959 and $14,100, as part of cost of revenue, respectively.

Depreciation expense for the six months ended June 30, 2019 and 2018 were $9,917 and $34,235, as part of cost of revenue, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the six months ended June 30, 2019.

•	Revenue recognition

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

For the three and six months ended June 30, 2019 and 2018, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2019, the Company did not have any significant unrecognized uncertain tax positions.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended June 30, 2019 and 2018, the Company operates in one reportable operating segment in the Hong Kong.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2019, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

None

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock (1)
10.1	Lee Tat Transportation Service Contract, effective May 1, 2017, by and between Lee Tat Transportation International Limited and Shanghai Yunda Cargo Co., Ltd. (1)
10.2	Lee Tat Transportation Service Contract, effective May 1, 2017, by and between Lee Tat Transportation International Limited and Suzhou Yuantong Logistic Company, Ltd. (3)
10.3	Employment Agreement, effective January 1, 2015, by and between Lee Tat Transportation International Limited and Koon Wing Cheung (1)
10.4	Intellectual Property Ownership and License Agreement, dated July 19, 2019, by and among Cosmos Group Holdings, Inc., on the one hand, and Hong Kong Healthtech Limited, 深圳傅正勤教育科技有限公司Shenzhen Fu Zheng Qin Education Technology Limited (formerly known as Shenzhen Yongle Innovative Education Limited) and their affiliates, on the other hand (4)
10.5	Memorandum of Understanding, dated July 2, 2019, between Cosmos Robotor Holdings Limited and Shenzhen Litang Electronics Company Limited (4)
10.6	Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Miky Y.C. Wan (4)
10.7	Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Tze Wai Albert YIP (4)
10.8	Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Wing Lok Jonathan SO (4)
10.9	Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Kai Chi WONG (4)
10.10	Letter Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Koon Wing Cheung (4)
10.11	Consulting Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Hung-Yi HUNG (4)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

(4) Incorporated by reference from our our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS INC.

	By:	/s/Miky Y.C. Wan
Miky Y.C. Wan
Chief Executive Officer, President

Date: August 14, 2019

