Form 10-Q
period 2019-09-30
Cosmos Group Holdings Inc.
filed 2019-11-15
CIK 1706509

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2019, the issuer had outstanding 27,725,884 shares of common stock.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,246	$12,149
Accounts receivable	32,167	54,096

Total current assets	37,413	66,245

Non-current assets:
Property, plant and equipment, net	71,847	83,728
Intangible assets	93,400,000	–
Goodwill	16,471,161	–

TOTAL ASSETS	$109,980,421	$149,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$69,665	$44,036
Amounts due to related parties	331,718	150,076
Current portion of obligation under finance lease	13,333	20,000
Income tax payable	16,585	16,342

Total current liabilities	431,301	230,454

Non-current liabilities:
Deferred tax liabilities	12,999	12,999
Obligation under finance lease	–	8,333

Total non-current liabilities	12,999	21,332

TOTAL LIABILITIES	444,300	251,786

Commitments and contingencies	–	–

Stockholders’ deficit:
Preferred stock, $0.001 par value; 30,000,000 shares authorized; no preferred stock issued	–	–
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 28,800,531 and 21,492,933 shares issued and outstanding as of September 30, 2019 and December 31, 2018	28,800	21,492
Common stocks to be cancelled	(1,075)	–
Additional paid-in capital	56,027,997	–
Accumulated losses	(356,388)	(123,305)

Total stockholders’ equity (deficit)	55,699,334	(101,813)
Noncontrolling interest	53,836,787	–
Total equity	109,536,121	(101,813)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,980,421	$149,973

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

REVENUE	$133,421	$203,231	$398,969	$562,104

COST OF REVENUES:	(121,499)	(140,746)	(345,518)	(483,027)

GROSS PROFIT	11,922	62,485	53,451	79,077

OPERATING EXPENSES:
General and administrative	(81,664)	274,256	(286,030)	(198,312)
Total operating expenses	(81,664)	274,256	(286,030)	(198,312)

(LOSS) INCOME FROM OPERATIONS	(69,742)	336,741	(232,579)	(119,235)

Other (expense) income:
Gain from the sale of subsidiaries	–	559,299	–	559,299
Interest income	–	–	1	4
Interest expense	(563)	(575)	(1,688)	(1,688)
Sundry income	–	(100)	–	–

Total other (expense) income	(563)	558,624	(1,687)	557,615

(LOSS) INCOME BEFORE INCOME TAXES	(70,305)	895,365	(234,266)	438,380

Income tax expense	(243)	(890)	(243)	(890)

(Loss) income from continuing operation	(70,548)	894,475	(234,509)	437,490
Loss from discontinued operations, net of tax	–	(440,096)	–	(440,096)

NET (LOSS) INCOME	$(70,548)	$454,379	$(234,509)	$(2,606)

Less: loss attributable to noncontrolling interest	(22)	–	(22)	–

Net (loss) income attributable to Cosmos Group Holding Inc.	$(70,526)	$454,379	$(234,487)	$(2,606)

Net (loss) income per share:
– Basic and diluted	$(0.00)	$0.02	$(0.01)	$(0.00)

Weighted average common shares outstanding:
– Basic and diluted	26,492,993	21,492,933	23,165,747	21,492,933

NET (LOSS) INCOME	(70,548)	454,379	(234,509)	(2,606)

Other comprehensive income
– Foreign currency translation gain	–	(1,986)	–	5,294

COMPREHENSIVE (LOSS) INCOME	$(70,548)	$452,393	$(234,509)	$2,688

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(234,509)	$(2,606)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	15,359	14,876
Gain from the sale of subsidiaries	–	(559,299)
Change in operating assets and liabilities:
Accounts receivable	21,929	(56,087)
Accounts payables and accrued liabilities	25,584	42,546
Income tax payable	243	890
Net cash used in operating activities from discontinued operation	–	(93,337)

Net cash used in operating activities	(171,394)	(653,017)

Cash flows from investing activities
Purchase of property, plant and equipment	(3,478)	(113,947)

Net cash used in investing activities	(3,478)	(113,947)

Cash flows from financing activities:
Advances from related parties	182,969	711,147
Repayment of finance lease	(15,000)	(15,000)
Net cash used in financing activities from discontinued operation	–	(22,801)

Net cash provided by financing activities	167,969	673,346

Effect on exchange rate change on cash and cash equivalents	–	131

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,903)	(93,487)

BEGINNING OF PERIOD	12,149	99,583

END OF PERIOD	$5,246	$6,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,688	$1,688
Cash paid for tax	$–	$–

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Shares issued for acquisition of a subsidiary	$56,034,230	$–

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30, 2019 and 2018
	Common stock		Common stock to be	Additional paid-in	Accumulated other comprehensive income	Accumulated	Non-controlling	Total stockholders’
	No. of shares	Amount	cancelled	capital	(loss)	losses	interest	deficit

Balance as of July 1, 2018	21,492,933	$21,492	$–	$–	$1,986	$(586,090)	$–	$(562,612)

Foreign currency translation adjustment	–	–	–	–	(1,986)	–	–	(1,986)

Net income for the period	–	–	–	–	–	454,379	–	454,379

Balance as of September 30, 2018	21,492,933	$21,492	$–	$–	$–	$(131,711)	$–	$(110,219)

Balance as of July 1, 2019	21,492,933	$21,492	$–	$–	$–	$(287,266)	$–	$(265,774)

Common stock issued for acquisition of a subsidiary	6,232,951	6,233	–	56,027,997	–	1,404	53,836,809	109,897,443

Common stocks issued for consulting services and subsequently cancelled	1,074,647	1,075	(1,075)	–	–	–	–	–

Net loss for the period	–	–	–	–	–	(70,526)	(22)	(70,548)

Balance as of September 30, 2019	28,800,531	$28,800	$(1,075)	$56,027,997	$–	$(356,388)	$53,836,787	$109,536,121

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30, 2019 and 2018
	Common stock		Common stock to be	Additional paid-in	Accumulated other comprehensive	Accumulated	Non-controlling	Total stockholders’
	No. of shares	Amount	cancelled	capital	income (loss)	losses	interest	deficit

Balance as of January 1, 2018	21,492,933	$21,492	$–	$–	$(5,294)	$(129,105)	$–	$(112,907)

Foreign currency translation adjustment	–	–	–	–	5,294	–	–	5,294

Net loss for the period	–	–	–	–	–	(2,606)	–	(2,606)

Balance as of September 30, 2018	21,492,933	$21,492	$–	$–	$–	$(131,711)	$–	$(110,219)

Balance as of January 1, 2019	21,492,933	$21,492	$–	$–	$–	$(123,305)	$–	$(101,813)

Common stock issued for acquisition of a subsidiary	6,232,951	6,233	–	56,027,997	–	1,404	53,836,809	109,872,443

Common stocks issued for consulting services and subsequently cancelled	1,074,647	1,075	(1,075)	–	–	–	–	–

Net loss for the period	–	–	–	–	–	(234,487)	(22)	(234,509)

Balance as of September 30, 2019	28,800,531	$28,800	$(1,075)	$56,027,997	$–	$(356,388)	$53,836,787	$109,536,121

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 –      BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2018 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 2 –      ORGANIZATION AND BUSINESS BACKGROUND

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Lee Tat International Holdings Limited	British Virgin Islands	Investment holding	50,000 shares at US$1 each	100%

Lee Tat Transportation International Limited	Hong Kong	Logistic and delivery	10,000 ordinary shares for HK$10,000	100%

Cosmos Robotor Holdings Limited	British Virgin Islands	Investment holding	50,000 shares at US$0.001 each	100%

AiTeach International Limited	Hong Kong	AI Business	10,000 ordinary shares for HK$100	100%

Hong Kong Healthtech Limited	Hong Kong	AI Business	5,100 ordinary shares for HK$5,100	51%

Cosmos Robotor AI Education (Shenzhen) Limited	The People’s Republic of China	Education service	N/A	100%

COSG and its subsidiaries are hereinafter referred to as (the “Company”).

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 –      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2019, there was no allowance for doubtful accounts.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

Depreciation expense for the three months ended September 30, 2019 and 2018 were $5,442 and $4,959, as part of cost of revenue, respectively.

Depreciation expense for the nine months ended September 30, 2019 and 2018 were $15,359 and $14,876, as part of cost of revenue, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended September 30, 2019.

•	Revenue recognition

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

For the three and nine months ended September 30, 2019 and 2018, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2019, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

Convenience translation of amounts from the local currency of the Company into US$ has been made at the pegged exchange rate at 0.129 for the respective periods.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and nine months ended September 30, 2019 and 2018, the Company operates in one reportable operating segment in the Hong Kong.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 4 –      GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss of $234,509 and negative operating cash flows of $171,394 for the period ended September 30, 2019. Also, at September 30, 2019, the Company has incurred an accumulated deficit of $356,388.

The continuation of the Company as a going concern through September 30, 2020 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 5      BUSINESS COMBINATION

On July 19, 2019, the Company acquired 51% controlling interest in Hong Kong Healthtech Limited, a private limited company organized under the laws of Hong Kong (“HKHL”), and a start-up education company, for 6,232,951 shares of its common stock, at a price of $8.99 per share, based on the fair value of $109,871,037.

The purchase price allocation resulted in $16,471,161 of goodwill, as below:

Acquired assets:
Prepayments	$940

Less: Assumed liabilities
Accruals	(1,062)

Net assets acquired	(122)
Intangible assets – licensing agreement	93,400,000
Goodwill allocated	16,471,161
Less: noncontrolling interest	(53,836,809)

Share issued for acquisition	$56,034,230

The Company’s acquisitions of HKHL were accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price consideration based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from management estimation. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The licensing agreement related to the right of use to exploit all intellectual properties from HKHL and its related affiliates, including registered patents, copyrights, software trade secrets, trademarks, service marks, proprietary information for its business purpose.

The impairment test of this goodwill will be reviewed in the next fiscal quarter.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 –      AMOUNT DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company by related parties, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interest from related party loan is not significant.

NOTE 7 –      OBLIGATION UNDER FINANCE LEASES

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through May 29, 2020, with principal and interest payable monthly. The obligation under the finance lease is as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Finance lease	$14,833	$31,522
Less: interest expense	(1,500)	(3,189)

	$13,333	$28,333

Current portion	13,333	20,000
Non-current portion	–	8,333
Total	$13,333	$28,333

NOTE 8 –      INCOME TAXES

The Company generated an operating loss for the three and nine months ended September 30, 2019 and 2018 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America

As of September 30, 2019, the operation in the United States of America incurred $2,155,600 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $452,676 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered income tax rate from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine months ended September 30,
	2019	2018

Loss before income taxes	$(57,695)	$5,568
Statutory income tax rate	8.25%	16.5%
Income tax expense at statutory rate	(4,759)	918
Tax effect from non-deductible items	1,227	2,560
Tax effect from deductible items	(65)	(2,588)
Tax loss carryforwards	3,597	–
Tax adjustment	243	–
Income tax expense	$243	$890

NOTE 9 –      STOCKHOLDERS’ EQUITY

On July 19, 2019, the Company issued 6,232,951 shares of its common stock to complete the acquisition of a subsidiary for its 51%, at the price of $8.99 per share.

Concurrently, on July 19, 2019, the Company issued 1,074,647 shares of its common stock an independent consultant for business service in a term of 24 months, at a price of $8.99 per share. This transaction was mutually agreed to terminate by both parties and those shares were subsequently cancelled.

As of September 30, 2019 and December 31, 2018, the Company had a total of 28,800,531 and 21,492,933 shares of its common stock issued and outstanding, respectively.

NOTE 10 –    RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

On July 19, 2019, the Company’s Chief Financial Officer, Mr. Yip received 2,149,293 shares of its common stock under the private transfer from Mr. Cheung, the former chief executive officer of the Company, to compensate his employment as Chief Financial Officer in a term of 2 years.

Apart from the transactions and balances detailed elsewhere in these accompanying financial statements, the Company has no other significant or material related party transactions during the periods presented.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 11 –    CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customer

For the three months ended September 30, 2019 and 2018, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

		Three months ended September 30, 2019			September 30, 2019
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer B		$71,116	53%		$18,740
Customer A		41,651	31%		3,944
	Total:	$112,767	84%	Total:	$22,684

		Three months ended September 30, 2018			September 30, 2018
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer A		$73,393	36%		$23,077
Customer B		73,240	36%		–
	Total:	$146,633	72%	Total:	$23,077

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the nine months ended September 30, 2019 and 2018, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

		Nine months ended September 30, 2019			September 30, 2019
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer B		$183,056	46%		$18,740
Customer A		151,819	38%		3,944
	Total:	$334,875	84%	Total:	$22,684

		Nine months ended September 30, 2018			September 30, 2018
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer B		$271,047	48%		$23,077
Customer A		200,061	36%		–
	Total:	$471,108	84%	Total:	$23,077

All customers are located in the Hong Kong.

(b)       Major vendors

For the three and nine months ended September 30, 2019, one vendor represented more than 10% of the Company’s purchase. This vendor (Vendor C) accounted for 23% of the Company’s purchase amounting to $14,382.

For the three and nine months ended September 30, 2018, one vendor represented more than 10% of the Company’s operating cost. This vendor accounted for 11% and 13% of the Company’s operating cost amounting to $15,210 and $62,468, respectively with $22,459 of accounts payable at September 30, 2018.

All vendors are located in the Hong Kong.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

The Company’s interest-rate risk arises from borrowing under finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2019, borrowings under finance lease were at fixed rates.

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

NOTE 12 –    SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred September 30, 2019, up through November 15, 2019 the Company issued the condensed consolidated financial statements.

On November 12, 2019, the Company and Hung-Yi Hung entered into a Cancellation Letter pursuant to which the parties agreed to terminate that certain Consulting Agreement dated July 19, 2019, between the parties and cancelled the 1,074,647 shares of the Company’s common stock issued in connection with such Consulting Agreement. As a result of the Cancellation Agreement, the certificate representing the 1,075,7647 shares will be returned to the Company and cancelled.

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

Entry Into the Artificial Intelligence Educational Content Business

On July 19, 2019, the Company, Hong Kong Healthtech Limited, a limited company organized under the laws of Hong Kong (“HKHL”), and Wing Lok Jonathan SO (“SWL”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) to acquire 5,100 Ordinary Shares of HKHL held by SWL (the “HKHL Shares”), representing approximately 51% of the issued and outstanding securities of HKHL, at a per share price of US$8.99 of our Common Stock (the “Share Exchange”). The Share Exchange was consummated on July 19, 2019. As a result, we entered into the business of developing and delivering educational content and SWL received 6,232,951 share of the Company’s common stock. The foregoing description of the Share Exchange Agreement is qualified in its entirety by reference to the Share Exchange Agreement which is filed as Exhibit 10.4 to this Quarterly Report and is incorporated herein by reference.

In connection with the Share Exchange, we entered into an Intellectual Property Ownership and License Agreement with HKHL, 深圳傅正勤教育科技有限公司Shenzhen Fu Zheng Qin Education Technology Limited (formerly known as Shenzhen Yongle Innovative Education Limited) (“SZFZQ”) and their affiliates (the “IP License Agreement”), pursuant to which we licensed from HKHL, SZFZQ and their affiliates the right to exploit certain intellectual property related to the operations of the AI education business on a worldwide, non-exclusive, perpetual, royalty-free and irrevocable basis. The foregoing description of the IP License Agreement is qualified in its entirety by reference to the IP License Agreement which is filed as Exhibit 10.5 to this Quarterly Report and is incorporated herein by reference.

We also entered into employment agreements with the following individuals in connection with their appointment to the offices set forth next to their names:

Tze Wai Albert YIP	Chief Financial Officer
Wing Lok Jonathan SO	Chief Strategy Officer
Kai Chi WONG	Chief Operating Officer

The foregoing employment agreement are filed as Exhibits 10.7 through and including 10.10 to this Quarterly Report and are incorporated herein by reference.

In addition, we also entered into a Consulting Agreement with Hung-Yi pursuant to which Mr. Hung agreed to provide certain research and development plans, develop strategic partnerships, and assist the Company in meeting certain financial targets in exchange for 1,074,647 shares of our common stock, at a per share price of US$8.99 (the “Hung Shares”). The parties terminated the Consulting Agreement effective November 12, 2019, and Mr. Hung agreed to return the Hung Shares to the Company for cancellation. The foregoing description of the Cancellation Letter is qualified in its entirety by reference to the Cancellation Letter which is filed as Exhibit 10.12 to this Quarterly Report and is incorporated herein by reference.

During the period ended September 30, 2019, the Company did not generate any revenues from the AI business though it started to set up the first AI classroom in PRC. We believe that the recent political situation in Hong Kong combined with the impact of US-China trade tensions has adversely affected Hong Kong’s economic condition and our ability to engage in fund raising activities in Hong Kong.

Notwithstanding these challenges, we continue to focus on building an AI classroom in Nanchang, capital of Jiangxi Province in southeastern China as our first demo classroom. Our management team has reviewed and approved the design and budget of all hardware, software, furniture and other infrastructure. We hope to complete the build-out of our first AI classroom by the end of 2019.

During the period ended September 30, 2019, the Company does not have any operating revenues yet and aims to finance its operations by raising funds externally. Due to recent economy situation in HKSAR and the impact of trade war, the overall desire for investment and fund raising activities in Hong Kong has slowed down and itseconomy is adversely affected.

Having said that, the Company is keen and has invested in building the AI classroom in Mainland China as our first demo classroom. It is located in Nanchang, capital of Jiangxi Province in southeastern China. The management team reviewed and approved the design and budget of all hardware, software, furniture and other infrastructure. The progress is smooth and completion date is expected to be at the end of November. On September 10, 2019, our key management team of the Company went to Jiangxi and ran the roadshow to the investors as well as the education/school representatives to promote AI education. The overall feedback is positive.

Major Customers.

All of our major customers are derived from our logistics business segment and are located in Hong Kong. During the nine months ended September 30, 2019, and 2018, the following customers accounted for 10% or more of our total net revenues:

	Nine Months ended September 30, 2019		September 30, 2019
	Revenues	Percentage of revenues	Accounts receivable

Peaceman Cable Engineering Limited	$183,056	46%	$18,740
Hip Tung Cables Company Limited	151,819	38%	3,944
TOTAL	$334,875	84%	$22,684

	Nine Months ended September 30, 2018		September 30, 2018

	Revenues	Percentage of revenues	Accounts receivable
Hip Tung Cables Company Limited	$271,047	48%	$23,077
Peaceman Cable Engineering Limited	200,061	36%	–
TOTAL	$471,108	84%	$23,077

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

Major Network Partners.

All of our major vendors are located in Hong Kong. For the nine months ended September 30, 2019, one vendor, Tak Lee Transportation Company, represented more than 10% of the Company’s operating cost. This vendor accounted for 23% of the Company’s operating cost amounting to $14,382.

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

We reported a net loss of $234,509 and $2,606 for the nine months ended September 30, 2019, and 2018, respectively. As of September 30, 2019, our current assets and current liabilities were $37,413 and $431,301 respectively. As such, we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

Results of Operations

Comparison of the three months ended September 30, 2019 and September 30, 2018

As of September 30, 2019, we suffered from a working capital deficit of $380,555. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended September 30, 2019, compared to the three months ended September 30, 2018:

	Three months ended September 30,
	2019	2018

Revenue	$133,421	$203,231
Cost of revenue	(121,499)	(140,746)
Gross profit	11,922	62,485
Operating Expenses	(81,664)	274,256
Income (Loss) from operations	(69,742)	336,741
Total other income (expense)	(563)	558,624
Income tax expense	(243)	(890)
Loss from discontinued operation	–	(440,096)
NET (LOSS) INCOME	$(70,548)	$454,379

Revenue. We generated revenues of $133,421 and $203,231 for the three months ended September 30, 2019 and 2018. In light of our acquisition of HKHL and entry into the artificial intelligence education industry, we hope to experience greater revenue growth in the next twelve months.

During the three months ended September 30, 2019 and 2018, the following customers accounted for 10% or more of our total net revenues:

	Three Months ended September 30, 2019		September 30, 2019
	Revenues	Percentage of revenues	Accounts receivable

Peaceman Cable Engineering Limited	$71,116	53%	$18,740
Hip Tung Cables Company Limited	41,651	31%	3,944
Total	$112,767	84%	$22,684

		Three months ended September 30, 2018			September 30, 2018
Customer		Revenues	Percentage of revenues		Accounts receivable

Hip Tung Cables Company Limited		$73,393	36%		$23,077
Peaceman Cable Engineering Limited		73,240	36%		–
	Total:	$146,633	72%	Total:	$23,077

All of our major customers are located in Hong Kong.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2019, was $121,499, and as a percentage of net revenue, approximately 91%. Cost of revenue for the three months ended September 30, 2018, was $140,746, and as a percentage of net revenue, approximately 69%. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $11,922 and $62,485 for the three months ended September 30, 2019, and 2018, respectively. The decrease in gross profit is primarily attributable to the logistic business slow down.

Operating Expenses. We incurred G&A expenses of $81,664 and -$274,256 for the three months ended September 30, 2019, and 2018, respectively. The increase in G&A is primarily attributable to increase professional, administrative and other fees.

Operating expenses as a percentage of net revenue was approximately 61.20% and 134.9% for the three months ended September 30, 2019 and 2018, respectively. The increase in G&A is attributable to increase operational cost. We expect our operating expenses to increase in the near future as we focus on developing our artificial intelligence education business.

Other Income (Expenses), net. We incurred net other expenses of $563 for the three months ended September 30, 2019, as compared to net other income of $558,624 for the three months ended September 30, 2018. Our net other expenses for the three months ended September 30, 2019 consisted primarily of interest expenses. Our net other income for the three months ended September 30, 2018 consisted primarily of gain from the sales of our subsidiaries.

Income Tax Expense. Our income tax expenses for the three months ended September 30, 2019 and 2018 was $243 and $890, respectively.

Net Income (Loss). During the three months ended September 30, 2019, we incurred a net loss of $70,548, as compared to net income of $453,379 for the same period ended September 30, 2018. The decrease in net loss is primarily attributable to decreased general and administrative expenses.

Comparison of the nine months ended September 30, 2019 and September 30, 2018

The following table sets forth certain operational data for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018:

	Nine months ended September 30,
	2019	2018

Revenue	$398,969	$562,104
Cost of revenue	(345,518)	(483,027)
Gross profit	53,451	79,077
Operating expenses	(286,030)	(198,312)
Loss from operation	(232,579)	(119,235)
Total other income (expense)	(1,688)	557,615
Income tax expense	(243)	(890)
NET LOSS	$(234,509)	$437,490

Revenue. We generated revenues of $398,969 and $562,104 for the nine months ended September 30, 2019 and 2018, respectively. The decrease in revenue is attributable to the development of our O2O vehicle sales and leasing operations. In light of our acquisition of HKHL and entry into the artificial intelligence education industry, we hope to experience greater revenue growth in the next twelve months.

During the nine months ended September 30, 2019 and 2018, the following customers accounted for 10% or more of our total net revenues:

	Nine months ended September 30, 2019		September 30, 2019
	Revenues	Percentage of revenues	Accounts receivable

Peaceman Cable Engineering Limited	$183,056	46%	$18,740
Hip Tung Cables Company Limited	151,819	38%	3,944
TOTAL	$334,875	84%	$22,684

		Nine months ended September 30, 2018			September 30, 2018
Customer		Revenues	Percentage of revenues		Accounts receivable

Hip Tung Cables Company Limited		$271,047	48%		$23,077
Peaceman Cable Engineering Limited		200,061	36%		–
	Total:	$471,108	84%	Total:	$23,077

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2019, was $345,518, and as a percentage of net revenue, approximately 86.6%. Cost of revenue for the nine months ended September 30, 2018, was $483,027, and as a percentage of net revenue, approximately 85.9%. The decrease in our cost of revenue for the nine months ended September 30, 2019, is primarily attributable to decrease in our business volume.

Gross Profit. We achieved a gross profit of $53,451 and $79,077 for the nine months ended September 30, 2019, and 2018, respectively. The decrease in gross profit is primarily attributable to the logistic business slow down.

Operating Expenses. We incurred operating expenses of $286,030 and $198,312 for the nine months ended September 30, 2019, and 2018, respectively. The increase in G&A is primarily attributable to increase professional, administrative and other fees.

Operating expenses as a percentage of net revenue was approximately 58.8% and 35.3% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in operating expenses is attributable to our cost control measures. We expect our operating expenses to increase in the near future as we focus on developing our artificial intelligence education business.

Other (Expenses) Income, net. We incurred net other (expenses) income of $(1,687) for the nine months ended September 30, 2019, as compared to $557,615 for the nine months ended September 30, 2018. Our net other expenses for the nine months ended September 30, 2019 and 2018 consisted primarily of expand the AI business on promotion, training, marketing and increased general and administrative expenses resulting from being a reporting act company.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $5,246 and accounts receivable of $32,167. As of December 31, 2018, we had cash and cash equivalents of $12,149 and accounts receivable of $54,096.

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

Going Concern Uncertainties

We have experienced a net loss of $234,509 and negative operating cash flows of $171,394 for the period ended September 30, 2019. We currently do not generate sufficient funds from operations to finance our AI business plan. As such, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months. However, without the infusion of the United States Dollar One Million Dollars (US$1,000,000), we will not be able to implement our AI business plan in any significant manner. The first AI classroom is expected to launch in December 2019 and expand to build in different cities in China near future. Also, the marketing and promotion are going to launch at local schools and some education centres.

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(171,394)	$(653,017)
Net cash used in investing activities	(3,478)	(113,947)
Net cash provided by (used in) financing activities	$167,969	$673,346

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2019, net cash used in operating activities was $171,394 which consisted primarily of a net loss of $234,509 and a decrease in accounts receivables of $21,929 offset by an increase in accounts payables and accrued liabilities of $25,584 and depreciation of property, plant and equipment of $15,539.

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

Net Cash Used In Investing Activities.

For the nine months ended September 30, 2019, net cash used in investment activities was $3,478, consisting of property, plant and equipment purchases.

For the nine months ended September 30, 2018, net cash used in investment activities was $113,947, consisting of property, plant and equipment purchases relating to discontinued operations.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2019, net cash generated from financing activities was $167,969 consisting primarily of advances from Koon Wing, CHEUNG, our former Chief Executive Officer of $182,969, offset by repayments on a finance lease of $15,000.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2019:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Amounts due to related parties	$331,718	$331,718	$–	$–	$–
Commercial commitments
Finance lease obligation	13,333	13,333	–	–	–
Total obligations	$345,051	$345,051	$–	$–	$–

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

Depreciation expense for the three months ended September 30, 2019 and 2018 were $5,442 and $4,959, as part of cost of revenue, respectively.

Depreciation expense for the nine months ended September 30, 2019 and 2018 were $15,359 and $14,876, as part of cost of revenue, respectively.

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

ITEM 4          Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2019, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1          Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A       Risk Factors

None.

ITEM 2          Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3          Defaults upon Senior Securities

None.

ITEM 4          Mine Safety Disclosures

Not applicable.

ITEM 5          Other Information

None.

ITEM 6          Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock (1)
10.1	Lee Tat Transportation Service Contract, effective May 1, 2017, by and between Lee Tat Transportation International Limited and Shanghai Yunda Cargo Co., Ltd. (1)
10.2	Lee Tat Transportation Service Contract, effective May 1, 2017, by and between Lee Tat Transportation International Limited and Suzhou Yuantong Logistic Company, Ltd. (3)
10.3	Employment Agreement, effective January 1, 2015, by and between Lee Tat Transportation International Limited and Koon Wing Cheung (1)
10.4	Share Exchange Agreement, dated July 19, 2019, by and among Cosmos Group Holdings, Inc., on the one hand, and Hong Kong Healthtech Limited and So Wing Lok Jonathan, on the other hand (4)
10.5	Intellectual Property Ownership and License Agreement, dated July 19, 2019, by and among Cosmos Group Holdings, Inc., on the one hand, and Hong Kong Healthtech Limited, 深圳傅正勤教育科技有限公司Shenzhen Fu Zheng Qin Education Technology Limited (formerly known as Shenzhen Yongle Innovative Education Limited) and their affiliates, on the other hand (4)
10.6	Memorandum of Understanding, dated July 2, 2019, between Cosmos Robotor Holdings Limited and Shenzhen Litang Electronics Company Limited (4)
10.7	Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Miky Y.C. Wan (4)
10.8	Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Tze Wai Albert YIP (4)
10.9	Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Wing Lok Jonathan SO (4)

10.10	Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Kai Chi WONG (4)
10.11	Letter Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Koon Wing Cheung (4)
10.12	Cancellation Letter, dated November 12, 2019, by and between Cosmos Group Holdings, Inc. and Hung-Yi HUNG*
21	Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

Date: November 15, 2019

