Form 10-K
period 2019-12-31
Cosmos Group Holdings Inc.
filed 2020-04-29
CIK 1706509

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54288

COSMOS GROUP HOLDINGS INC.

(Exact name of registrant as specified in its charter)

NEVADA	22-3617931
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Rooms 1309-11, 13th Floor, Tai Yau Building, No. 181 Johnston Road Wanchai, Jong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +852 3643 1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2019, based upon the closing sale price reported by the Over-the-Counter Bulletin Board on that date: US$0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 28, 2020
Common Stock, US$.001 par value per share	21,536,933 shares

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

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

As of December 31, 2019, we operated two business segments: specialty commercial logistics and artificial intelligence education business., or the AI Education business. Our specialty commercial logistic company operates through Lee Tat Transportation Int’l Limited, our wholly owned Hong Kong subsidiary (“Lee Tat”), and provide timely and reliable logistics and delivery services to commercial clients located in Hong Kong. We offer service to the cable supply industry in Hong Kong, and expect to provide small parcel delivery service in cities near Shanghai in the near future. Lee Tat was organized as a private limited liability company on August 11, 2014, in Hong Kong. We acquired Lee Tat on May 12, 2017.

We operate our artificial intelligence educational business through our wholly owned subsidiaries Cosmos Robotor Holdings Limited 環球機械智能集團有限公司, a British Virgin Islands corporation (“Cosmos Robotor”), organized May 7, 2019, AiTeach International Limited, a Hong Kong limited liability company, organized June 3, 2019. Our AI business is currently in its development stages and has generated no or nominal revenues. We will need significant financing to be able to successfully implement our business plan of establishing AI classrooms in mainland China.

We had initially intended to focus on our resources on developing our AI Education business in mainland China. The challenges presented by Hong Kong’s political situation, US-China trade tensions and the effect of the COVID-19 virus, however, have materially and adversely affected our business plan of developing the AI Education business and our logistics business as a whole. As a result, we did not generate any revenue from our AI Education Business during the year ended December 31, 2019. In light of the challenges presented by the early stage of development of our AI Education business and the long-term impact of the COVID-19 virus on the education industry and Hong Kong industry in general, we decided to discontinue and exit from the AI Education business by the end of first quarter 2020. As a result:

•	On December 27, 2019, the parties mutually unwound the Company’s acquisition of Hong Kong Healthtech Limited, a Hong Kong limited liability company. As a result, 5,100 Ordinary Shares of HKHL were returned to Wing Lok Jonathan SO and the 6,232,951 shares of our common stock issued in exchange therefor were returned to us for cancellation. On December 30, 2019, Kai Chi WONG resigned from his position as Chief Operating Officer of the Company. Koon Wing Cheung intends to transfer to Kai Chi WONG 215,369 shares of Common Stock of the Company as a token of appreciation of Mr. Wong’s contribution to the Company.

•	The Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Wing Lok Jonathan SO was terminated by the parties thereto effective on March 31, 2020.

•	Syndicate Capital (Asia) Limited intends to transfer back to Koon Wing Cheung 1,503,185 of the Company’s common stock (of the 2,149,293, shares previously transferred to Syndicate Capital (Asia) Limited from Koon Wing Cheung), with the balance of the 646,108 shares retained by Syndicate Capital (Asia) Limited as consideration for Mr. Tze Wai Albert YIP’s contributions to the Company.

•	Mr Tze Wai Albert YIP shall resign from his position as the Chief Financial Officer, effective on 30 April 2020.

We reported a net loss of $683,537 and a net income of $5,800 for the years ended December 31, 2019, and 2018, respectively. We had current assets of $105,649 and $66,245 as of December 31, 2019 and 2018. Our auditors have prepared our financial statements for the years ended December 31, 2019 and 2018 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included advances from directors and related parties as well as the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on our business. Given the addition political and public health challenges, our ability to obtain external financing or financing from existing shareholders to fund our working capital needs has been materially and adversely impacted, and there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

Our corporate organization chart is below.

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

Termination of Our Vehicle Sales and Leasing Business

Our prior business plan was to develop an ecosystem to address the entire vehicle purchasing, leasing and maintenance process. Our former cooperation partner, Foshan YY Car Rental Limited (“YY”), was an integral part of our ability to offer future car purchasing services and investment vehicle leasing services. Effective July 15, 2018, our Board of Directors dismissed Huan-Ting Peng, our Chief Operating Officer and the statutory representative of our WFOE, from all of her positions with the company and its subsidiaries and affiliated entities. Miky Wan, our President, interim Chief Financial Officer and Director, was concurrently appointed to fill the vacancies created by Ms. Peng’s removal and to serve as our Chief Operating Officer and statutory representative of WFOE. Concurrently with the dismissal of Ms. Peng, our Board of Directors also terminated the Car Rental Collaboration Agreement with YY. Ms. Peng owns approximately 51%of YY and is an officer and executive director of YY.

On September 30, 2018, we sold all of our interests in COSG International to LilunGan, an unaffiliated third party, for cash consideration of Ten Thousand Dollars (US$10,000), which is the stated value of COSG International. COSG International was our wholly owned subsidiary and investment holding company that held all of the issued and outstanding securities of WFOE. We operated our future car purchasing and investment vehicle leasing services and memberships through WFOE. The sale of our interests in COSG International represented the cessation of our future car purchasing and investment vehicle leasing services business.

Termination of Our Artificial Intelligence Educational Content Business

Acquisition and Rescission of Acquisition of HKHL

In July 2019, we entered into the business of developing and delivering educational content. On July 19, 2019, we acquired 5,100 Ordinary Shares of Hong Kong Healthtech Limited, a limited company organized under the laws of Hong Kong (“HKHL”), from Wing Lok Jonathan SO (“SWL”) pursuant to the terms of a Share Exchange Agreement (the “Share Exchange Agreement”). Such securities represented approximately 51% of the issued and outstanding securities of HKHL. As consideration, we issued 6,232,951 shares of our common stock, at a per share price of US$8.99.

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

In addition, we entered into a Consulting Agreement with Hung-Yi pursuant to which Mr. Hung agreed to provide certain research and development plans, develop strategic partnerships, and assist the Company in meeting certain financial targets in exchange for 1,074,647 shares of our common stock, at a per share price of US$8.99 (the “Hung Shares”).

Effective November 12, 2019, the parties terminated the Consulting Agreement, and Mr. Hung agreed to return the Hung Shares to the Company for cancellation. On December 27, 2019, the parties mutually terminated the Share Exchange Agreement and IP License Agreement. As a result, 5,100 Ordinary Shares of HKHL were returned to SWL and the 6,232,951 shares of our common stock issued in exchange therefor were returned to us for cancellation. On December 30, 2019, Kai Chi WONG resigned from his position as Chief Operating Officer of the Company. Koon Wing Cheung intends to transfer to Kai Chi WONG 215,369 shares of Common Stock of the Company as a token of appreciation of Mr. Wong’s contribution to the Company.

HKHL and SZFZQ continue their relationship with COSG as a key supplier of educational content pursuant to that certain Supply and Service Agreement (the “Supply and Service Agreement”) with HKHL and SZFZQ dated December 24, 2019. Pursuant to the Supply and Service Agreement, HKHL and SZFZQ agreed to provide us with overall operational advisory services relating to the development and delivery of educational content, technical support related to certain intellectual property previously licensed by COSG from HKHL (the “IP”), and grant to us a worldwide, non-exclusive, perpetual irrevocable right and license to use the IP.HKHL and SZFZQ will receive up to an aggregate of 44,000 shares of our common stock and options to acquire such additional shares of our common stock at a per share price to be mutually determined by the parties in the future. HKHL and SZFZQ will also receive a license fee for the IP in accordance with terms more fully set forth in the Supply and Service Agreement. The Supply and Service Agreement has an initial term of five (5) years with the option to renew every ten (10) years upon the agreement of the parties. The foregoing description of the Supply and Service Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.8 to this Annual Report.

We had initially intended to focus on our resources on developing our AI Education business. The challenges presented by Hong Kong’s political situation, US-China trade tensions and the effect of the COVID-19 virus, however, have materially and adversely affected Asia’s economic condition, our ability to obtain the financing necessary to implement our business plan and our ability to the AI Education business and our logistics business as a whole. As a result, we did not generate any revenue from our AI Education Business during the year ended December 31, 2019. In light of the challenges presented by the early stage of development of our AI Education business and the long-term impact of the COVID-19 virus on the education industry and Hong Kong industry in general, we decided to discontinue and exit from the AI Education business by the end of first quarter 2020. As a result,

•	The Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Wing Lok Jonathan SO was terminated by the parties thereto effective on March 31, 2020.

•	Syndicate Capital (Asia) Limited intends to transfer back to Koon Wing Cheung 1,503,185 shares of the Company’s common stock (of the 2,149,293, shares previously transferred to Syndicate Capital (Asia) Limited from Koon Wing Cheung), with the balance of the 646,108 shares retained by Syndicate Capital (Asia) Limited as consideration for Mr. Tze Wai Albert YIP’s contributions to the Company.

•	Mr Tze Wai Albert YIP shall resign from his position as the Chief Financial Officer, effective on 30 April 2020.

Reverse Stock Split

Effective February 6, 2018, we engaged in a 1:20 reverse split of our common stock so that each twenty shares of issued and outstanding common stock were exchanged for one share.

Market Overview

The Logistics Market

According to the Research by HKTDC published in April 2019, the logistic market of Hong Kong and China will be benefited by the below factors:

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

We leverage our subcontractor network to reduce costs and generate fees. Before initiating deliveries through our network partners, we are able to search through our system to compare and find the most competitive pricing for pick up and last mile deliveries. This arrangement allows us to control our per parcel costs. Because our network is transparent, our delivery subcontractors are able to directly connect with other member logistic service suppliers. When these third parties directly connect, we benefit through fee rebates provided by our network partner, Suzhou HexieYuantong Logistic Company Limited. We facilitate these connections by providing information and guidance on valuation of the transferred business with participation by both sides.

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

The foregoing description of the Transportation Service Contract is qualified in its entirety by reference to the Transportation Service Contract, which is filed as Exhibit 10.1 to this Annual Report and incorporated herein by reference.

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

AI Business

Our AI business is currently in its development stages and has generated no or nominal revenues. We currently operate two AI Classrooms in Hong Kong which serve as demonstration classrooms. We had initially intended to focus on our resources on developing our AI Education business. The challenges presented by Hong Kong’s political situation, US-China trade tensions and the effect of the COVID-19 virus, however, have materially and adversely affected Asia’s economic condition, our ability to obtain the financing necessary to implement our business plan and our ability to the AI Education business and our logistics business as a whole. As a result, we did not generate any revenue from our AI Education Business during the year ended December 31, 2019. In light of the challenges presented by the early stage of development of our AI Education business and the long-term impact of the COVID-19 virus on the education industry and Hong Kong industry in general, we decided to discontinue and exit from the AI Education business by the end of first quarter 2020. As a result:

•	On December 27, 2019, the parties mutually unwound the Company’s acquisition of Hong Kong Healthtech Limited, a Hong Kong limited liability company. As a result, 5,100 Ordinary Shares of HKHL were returned to Wing Lok Jonathan SO and the 6,232,951 shares of our common stock issued in exchange therefor were returned to us for cancellation. On December 30, 2019, Kai Chi WONG resigned form his position as Chief Operating Officer of the Company. Koon Wing Cheung intends to transfer to Kai Chi WONG 215,369 shares of Common Stock of the Company as a token of appreciation of Mr. Wong’s contribution to the Company.

•	The Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Wing Lok Jonathan SO was terminated by the parties thereto effective on March 31, 2020.

•	Syndicate Capital (Asia) Limited intends to transfer back to Koon Wing Cheung 1,503,185 of the Company’s common stock (of the 2,149,293, shares previously transferred to Syndicate Capital (Asia) Limited from Koon Wing Cheung), with the balance of the 646,108 shares retained by Syndicate Capital (Asia) Limited as consideration for Mr. Tze Wai Albert YIP’s contributions to the Company.

•	Mr Tze Wai Albert YIP shall resign from his position as the Chief Financial Officer, effective on 30 April 2020.

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

AI Education Segment

In light of the challenges presented by the early stage of development of our AI Education business and the long-term impact of the COVID-19 virus on the education industry and Hong Kong industry in general, we decided to discontinue and exit from the AI Education business by the end of first quarter 2020.

We remain parties to a binding Memorandum of Understanding with Shenzhen Litang Electronics Company Limited (“Litang”) pursuant to which Litang agreed to market our products and services, recruit students, and operate our AI Classroom in China (the “Litang MOU”). The Litang MOU is terminable upon three months prior written notice by either party. We do not expect to continue the Litang MOU upon our withdrawal from the AI Education business. The foregoing description of the Litang MOU is qualified in its entirety by reference to the Litang MOU which is filed as Exhibit 10.3 to this Annual Report and is incorporated herein by reference.

Major Customers.

All of our major customers are located in Hong Kong. During the years ended December 31, 2019, and 2018, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2019		December 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Hip Tung Cables Company Limited	$332,601	50%	$34,892
Peaceman Cable Engineering Limited	248,476	37%	20,601
TOTAL	$581,077	87%	$55,493

	Year ended December 31, 2018		December 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
Hip Tung Cables Company Limited	$352,628	48%	$25,776
Peaceman Cable Engineering Limited	258,689	35%	17,151
TOTAL	$611,317	83%	$42,927

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

Major Network Partners.

All of our major vendors are located in Hong Kong. For the year ended December 31, 2019, one vendor, Po Won Transportation Company Limited, represented more than 10% of the Company’s operating cost. This vendor accounted for 11% of the Company’s operating cost amounting to $64,295 with $18,555 of accounts payable.

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

INTELLECTUAL PROPERTY AND PATENTS

We expect to rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our “Cosmos” brand and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

The laws of Hong Kong, China and our target countries may not protect our brand and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries. Further, companies in the internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights.

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

EMPLOYEES

As of December 31, 2019, we employed the following persons:

Administration Staff	1
Total	1

All of our employees are located in Hong Kong. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to contribute to the MPF for all eligible employees in Hong Kong between the ages of eighteen and sixty five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2019 and 2018, the MPF contributions by us were $4,207 and $4,567, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

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

Regulations Relating to Foreign Exchange

Foreign Currency Exchange

Pursuant to the Foreign Currency Administration Rules, as amended, and various regulations issued by the State Administration of Foreign Exchange, or SAFE, and other relevant PRC government authorities, Renminbi is freely convertible to the extent of current account items, such as trade related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, unless expressly exempted by laws and regulations, still require prior approval from SAFE or its provincial branch for conversion of Renminbi into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside of the PRC. Payments for transactions that take place within the PRC must be made in Renminbi. Foreign currency revenues received by PRC companies may be repatriated into China or retained outside of China in accordance with requirements and terms specified by SAFE.

Dividend Distribution

Wholly foreign-owned enterprises and Sino-foreign equity joint ventures in the PRC may pay dividends only out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Additionally, these foreign-invested enterprises may not pay dividends unless they set aside at least 10 percent of their respective accumulated profits after tax each year, if any, to fund certain reserve funds, until such time as the accumulative amount of such fund reaches 50 percent of the enterprise’s registered capital. In addition, these companies also may allocate a portion of their after-tax profits based on PRC accounting standards to employee welfare and bonus funds at their discretion. These reserves are not distributable as cash dividends.

Regulations on loans to and direct investment in PRC entities by offshore holding companies

According to the Implementation Rules for the Provisional Regulations on Statistics and Supervision of Foreign Debt promulgated by SAFE on September 24, 1997 and the Interim Provisions on the Management of Foreign Debts promulgated by SAFE, the NDRC and the MOF and effective from March 1, 2003, loans by foreign companies to their subsidiaries in China, which accordingly are foreign-invested enterprises, are considered foreign debt, and such loans must be registered with the local branches of the SAFE. Under the provisions, the total amount of accumulated medium-term and long-term foreign debt and the balance of short-term debt borrowed by a foreign-invested enterprise is limited to the difference between the total investment and the registered capital of the foreign- invested enterprise.

On January 11, 2017, the People’s Bank of China promulgated the Circular of the People’s Bank of China on Matters relating to the Macro-prudential Management of Comprehensive Cross-border Financing, or PBOC Circular 9, which took effect on the same date. The PBOC Circular 9 established a capital or net assets-based constraint mechanism for cross-border financings. Under such mechanism, a company may carry out cross-border financings in Renminbi or foreign currencies at their own discretion. The total cross-border financings of a company shall be calculated using a risk-weighted approach and shall not exceed an upper limit. The upper limit is calculated as capital or assets multiplied by a cross-border financing leverage ratio and multiplied by a macro-prudential regulation parameter.

In addition, according to PBOC Circular 9, as of the date of the promulgation of PBOC Circular 9, a transition period of one year is set for foreign-invested enterprises and during such transition period, foreign-invested enterprises may apply either the current cross-border financing management mode, namely the mode provided by Implementation Rules for the Provisional Regulations on Statistics and Supervision of Foreign Debt and the Interim Provisions on the Management of Foreign Debts, or the mode in this PBOC Circular 9 at its sole discretion. After the end of the transition period, the cross-border financing management mode for foreign-invested enterprises will be determined by the People’s Bank of China and SAFE after assessment based on the overall implementation of this PBOC Circular 9.

According to applicable PRC regulations on foreign-invested enterprises, the foreign exchange capital of foreign-invested enterprises shall be subject to the Discretional Foreign Exchange Settlement. The term “Discretional Foreign Exchange Settlement” refers to the foreign exchange capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution has been confirmed by the local foreign exchange bureau (or the book-entry registration of monetary contribution by the banks) can be settled at the banks based on the actual operational needs of the foreign-invested enterprise. The proportion of Discretional Foreign Exchange Settlement of the foreign exchange capital of a foreign-invested enterprise is temporarily determined as 100%. The Renminbi converted from the foreign exchange capital will be kept in a designated account and if a foreign-invested enterprise needs to make further payment from such account, it still needs to provide supporting documents and go through the review process with the banks.

Regulations Relating to Employee Stock Incentive Plan of Overseas Publicly-Listed Company

Pursuant to the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, or Circular 7, issued by the SAFE in February 2012, employees, directors, supervisors and other senior management participating in any stock incentive plan of an overseas publicly listed company who are PRC citizens or who are non-PRC citizens residing in China for a continuous period of not less than one year, subject to a few exceptions, are required to register with the SAFE through a domestic qualified agent, which could be a PRC subsidiary of such overseas listed company, and complete certain other procedures. If we fail to complete the SAFE registrations, such failure may subject us to fines and legal sanctions and may also limit our ability to contribute additional capital into our wholly foreign-owned subsidiary in China and limit such subsidiary’s ability to distribute dividends to us.

In addition, the State Administration for Taxation has issued certain circulars concerning employee share options or restricted shares. Under these circulars, the employees working in the PRC who exercise share options or are granted restricted shares will be subject to PRC individual income tax. The PRC subsidiaries of such overseas listed company have obligations to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If the employees fail to pay or the PRC subsidiaries fail to withhold their income taxes according to relevant laws and regulations, the PRC subsidiaries may face sanctions imposed by the tax authorities or other PRC government authorities.

ITEM 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Properties.

Our corporate and executive office is located at Rooms 1309-11, 13th Floor, Tai Yau Building, No. 181 Johnston Road, Wanchai, Hong Kong, telephone number +852 3643 1111. Our Hong Kong operations hub is located at 2/F and Roof, 52 Chan Uk Po, SheungShui, New Territories, Hong Kong. Both of these locations are provided to us on a rent-free basis from our executive officers. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

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

	Price Range
	High		Low
Fiscal 2019
Fourth quarter	US$	8.99	US$	8.99
Third quarter		8.99		8.99
Second quarter		8.99		8.99
First quarter		8.99		8.99
Fiscal 2018
Fourth quarter	US$	20.00	US$	1.55
Third quarter		27.00		10.01
Second quarter		32.00		27.00
First quarter		40.00		5.00

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol COSG. As of March 24, 2020, the closing bid price of our securities was US$8.99.

(b)  Approximate Number of Holders of Common Stock

As of March 24, 2020, there were approximately 154 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2019, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2019 and 2018. The discussion and analysis that follow should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

As of December 31, 2019, we operated two business segments: specialty commercial logistics and artificial intelligence education business, or the AI Education business. Our specialty commercial logistic business is operated through Lee Tat Transportation Int’l Limited, our wholly owned Hong Kong subsidiary (“Lee Tat”), and provides timely and reliable logistics and delivery services to commercial clients located in Hong Kong. We offer service to the cable supply industry in Hong Kong, and expect to provide small parcel delivery service in cities near Shanghai in the near future. Lee Tat was organized as a private limited liability company on August 11, 2014, in Hong Kong. We acquired Lee Tat on May 12, 2017.

We operate our artificial intelligence educational business through our wholly owned subsidiaries Cosmos Robotor Holdings Limited 環球機械智能集團有限公司, a British Virgin Islands corporation (“Cosmos Robotor”), organized May 7, 2019, AiTeach International Limited, a Hong Kong limited liability company, organized June 3, 2019. Our AI business is currently in its development stages and has generated no or nominal revenues. We will need significant financing to be able to successfully implement our business plan of establishing AI classrooms in mainland China.

We had initially intended to focus on our resources on developing our AI Education business in mainland China. The challenges presented by Hong Kong’s political situation, US-China trade tensions and the effect of the COVID-19 virus, however, have materially and adversely affected our business plan of developing the AI Education business and our logistics business as a whole. As a result, we did not generate any revenue from our AI Education Business during the year ended December 31, 2019. In light of the challenges presented by the early stage of development of our AI Education business and the long-term impact of the COVID-19 virus on the education industry and Hong Kong industry in general, we decided to discontinue and exit from the AI Education business by the end of first quarter 2020. As a result:

•	On December 27, 2019, the parties mutually unwound the Company’s acquisition of Hong Kong Healthtech Limited, a Hong Kong limited liability company. As a result, 5,100 Ordinary Shares of HKHL were returned to Wing Lok Jonathan SO and the 6,232,951 shares of our common stock issued in exchange therefor were returned to us for cancellation. On December 30, 2019, Kai Chi WONG resigned from his position as Chief Operating Officer of the Company. Koon Wing Cheung intends to transfer to Kai Chi WONG 215,369 shares of Common Stock of the Company as a token of appreciation of Mr. Wong’s contribution to the Company.

•	The Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Wing Lok Jonathan SO was terminated by the parties thereto effective on March 31, 2020.

•	Syndicate Capital (Asia) Limited intends to transfer back to Koon Wing Cheung 1,503,185 of the Company’s common stock (of the 2,149,293, shares previously transferred to Syndicate Capital (Asia) Limited from Koon Wing Cheung), with the balance of the 646,108 shares retained by Syndicate Capital (Asia) Limited as consideration for Mr. Tze Wai Albert YIP’s contributions to the Company.

•	Mr Tze Wai Albert YIP shall resign from his position as the Chief Financial Officer, effective on 30 April 2020.

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

In connection with the private placement to ACOSG, a change of control occurred and Bryan Glass resigned from his position as President, Secretary, Treasurer and Chairman of the Company. Miky Wan was appointed to serve as Chief Executive Officer, Chief Operating Officer, President and Director, effective February 19, 2016. Peter Tong, our Chief Financial Officer, Secretary and director continued in his positions with the Company. Calvin K.W. Lai, Anthony H.H. Chan, JenherJeng, Alice K.M. Tang, Connie Y.M. Kwok were appointed to serve on our Board of Directors effective February 19, 2016. Effective February 26, 2016, the Company changed its name to Cosmos Group Holdings Inc. and filed a Certificate of Amendment to such effect with the Nevada Secretary of State. The name change and the related stock symbol change to “COSG” were approved by the Financial Industry Regulatory Authority on March 31, 2016. The Company also increased the number of its authorized common stock, par value $0.001, from 90,000,0000 shares to 500,000,000 and its preferred stock, par value $0.001, from 10,000,000 to 30,000,000 shares. After the private placement, the Company shifted its business plan to focus on acquiring undervalued companies including those in the Greater China region.

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

On September 30, 2018, we sold all of our interests in COSG International to LilunGan, an unaffiliated third party, for cash consideration of Ten Thousand Dollars (US$10,000), which is the stated value of COSG International. COSG International was our wholly owned subsidiary and investment holding company that held all of the issued and outstanding securities of WFOE. We operated our future car purchasing and investment vehicle leasing services and memberships through WFOE. The sale of our interests in COSG International represented the cessation of our future car purchasing and investment vehicle leasing services business.

Expected Termination of Our Artificial Intelligence Educational Content Business

Acquisition and Rescission of Acquisition of HKHL

In July 2019, we entered into the business of developing and delivering educational content. On July 19, 2019, we acquired 5,100 Ordinary Shares of Hong Kong Healthtech Limited, a limited company organized under the laws of Hong Kong (“HKHL”), from Wing Lok Jonathan SO (“SWL”) pursuant to the terms of a Share Exchange Agreement (the “Share Exchange Agreement”). Such securities represented approximately 51% of the issued and outstanding securities of HKHL. As consideration, we issued 6,232,951 shares of our common stock, at a per share price of US$8.99.

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

In addition, we entered into a Consulting Agreement with Hung-Yi pursuant to which Mr. Hung agreed to provide certain research and development plans, develop strategic partnerships, and assist the Company in meeting certain financial targets in exchange for 1,074,647 shares of our common stock, at a per share price of US$8.99 (the “Hung Shares”).

Effective November 12, 2019, the parties terminated the Consulting Agreement, and Mr. Hung agreed to return the Hung Shares to the Company for cancellation. On December 27, 2019, the parties mutually terminated the Share Exchange Agreement and IP License Agreement. As a result, 5,100 Ordinary Shares of HKHL were returned to SWL and the 6,232,951 shares of our common stock issued in exchange therefor were returned to us for cancellation. On December 30, 2019, Kai Chi WONG resigned form his position as Chief Operating Officer of the Company. Koon Wing Cheung intends to transfer to Kai Chi WONG 215,369 shares of Common Stock of the Company as a token of appreciation of Mr. Wong’s contribution to the Company.

HKHL and SZFZQ continue their relationship with COSG as a key supplier of educational content pursuant to that certain Supply and Service Agreement (the “Supply and Service Agreement”) with HKHL and SZFZQ dated December 24, 2019. Pursuant to the Supply and Service Agreement, HKHL and SZFZQ agreed to provide us with overall operational advisory services relating to the development and delivery of educational content, technical support related to certain intellectual property previously licensed by COSG from HKHL (the “IP”), and grant to us a worldwide, non-exclusive, perpetual irrevocable right and license to use the IP.HKHL and SZFZQ will receive up to an aggregate of 44,000 shares of our common stock and options to acquire such additional shares of our common stock at a per share price to be mutually determined by the parties in the future. HKHL and SZFZQ will also receive a license fee for the IP in accordance with terms more fully set forth in the Supply and Service Agreement. The Supply and Service Agreement has an initial term of five (5) years with the option to renew every ten (10) years upon the agreement of the parties. The foregoing description of the Supply and Service Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.8 to this Annual Report.

We had initially intended to focus on our resources on developing our AI Education business. The challenges presented by Hong Kong’s political situation, US-China trade tensions and the effect of the COVID-19 virus, however, have materially and adversely affected Asia’s economic condition, our ability to obtain the financing necessary to implement our business plan and our ability to the AI Education business and our logistics business as a whole. As a result, we did not generate any revenue from our AI Education Business during the year ended December 31, 2019. In light of the challenges presented by the early stage of development of our AI Education business and the long-term impact of the COVID-19 virus on the education industry and Hong Kong industry in general, we decided to discontinue and exit from the AI Education business by the end of first quarter 2020. As a result:

•	The Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Wing Lok Jonathan SO was terminated by the parties thereto effective on March 31, 2020.

•	Syndicate Capital (Asia) Limited intends to transfer back to Koon Wing Cheung 1,503,185 shares of the Company’s common stock (of the 2,149,293, shares previously transferred to Syndicate Capital (Asia) Limited from Koon Wing Cheung), with the balance of the 646,108 shares retained by Syndicate Capital (Asia) Limited as consideration for Mr. Tze Wai Albert YIP’s contributions to the Company.

•	Mr Tze Wai Albert YIP shall resign from his position as the Chief Financial Officer, effective on 30 April 2020.

Results of Operations

As of December 31, 2019, we suffered from a working capital deficit of $414,355. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended December 31,
	2019	2018
Revenues	$671,295	$733,153
Cost of revenue	(570,231)	(602,720)
Gross profit	101,064	130,433
General and administrative expenses	(780,578)	(239,750)
Loss from operation	(679,514)	(109,317)
Other income (expense), net	6,165	556,508
Income tax credit (expense)	4,916	(1,839)
Net (loss) income	(683,537)	5,800

Revenue. We generated revenues of $671,295 and $733,153 for the fiscal years ended December 31, 2019 and 2018.

During the twelve months ended December 31, 2019, and 2018, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2019		December 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Hip Tung Cables Company Limited	$332,601	50%	$34,892
Peaceman Cable Engineering Limited	248,476	37%	20,601
TOTAL	581,077	87%	55,493

	Year ended December 31, 2018		December 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
Hip Tung Cables Company Limited	$352,628	48%	$25,776
Peaceman Cable Engineering Limited	258,689	35%	17,151
TOTAL	611,317	83%	42,927

Cost of Revenue. Cost of revenue as a percentage of net revenue was approximately 85%, or $570,231, for the fiscal year ended December 31, 2019. Cost of revenue as a percentage of net revenue was approximately 82%, or $602,720, for the fiscal year ended December 31, 2018.

Gross Profit. We achieved a gross profit of $101,064 and $130,433 for the fiscal years ended December 31, 2019, and 2018, respectively. The decrease in gross profit is primarily attributable to decrease in revenues.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $780,578 and $239,750 for the fiscal years ended December 31, 2019, and 2018, respectively. The increase in G&A is primarily attributable to Professional Services Fee, Director Remuneration and Legal fee.

G&A as a percentage of net revenue was approximately 116% and 33% for the fiscal years ended December 31, 2019 and 2018, respectively.

For the year ended December 31, 2019, one vendor represented more than 10% of the Company’s operating cost. This vendor accounted for 11% of the Company’s operating cost amounting to $64,295 with $18,555 of accounts payable at December 31, 2019.

For the year ended December 31, 2018, one vendor represented more than 10% of the Company’s operating cost. This vendor accounted for 12% of the Company’s operating cost amounting to $72,211 with $5,230 of accounts payable at December 31, 2018.

Other Income (Expenses), net. We incurred net other income of $6,165 for the fiscal year ended December 31, 2019, as compared to a net income of $556,508 for the fiscal year ended December 31, 2018. The decrease is attributable primarily to the sale of subsidiaries for the fiscal year ended December 31, 2018 while only disposal of motor vehicles for the current fiscal year. Our net other income for the year ended December 31, 2019 consisted primarily of gain on disposal of motor vehicles. Our net other income for the year ended December 31, 2018 consisted primarily of gain of $558,755 from the sale of subsidiaries and bank interest income of $4 offset by interest expense of $2,251.

Income Tax Credit (Expense). We recorded income tax credit of $4,916 and income tax expense of $1,839 for the fiscal years ended December 31, 2019 and 2018. Our income tax credit is primarily due to expenses increase but revenue decrease.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $28,816, accounts receivable of $64,570 and net loss of $683,537.

As of December 31, 2018, we had cash and cash equivalents of $12,149, accounts receivable of $54,096 and net income of $5,800.

We had initially intended to focus on our resources on developing our AI Education business. The challenges presented by Hong Kong’s political situation, US-China trade tensions and the effect of the COVID-19 virus, however, have materially and adversely affected Asia’s economic condition, our ability to obtain the financing necessary to implement our business plan and our ability to the AI Education business and our logistics business as a whole. As a result, we did not generate any revenue from our AI Education Business during the year ended December 31, 2019. In light of the challenges presented by the early stage of development of our AI Education business and the long-term impact of the COVID-19 virus on the education industry and Hong Kong industry in general, we decided to discontinue and exit from the AI Education business by the end of first quarter 2020.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Going Concern Uncertainties

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, lease liability and short-term and long-term debts. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on our business. Given the addition political and public health challenges, our ability to obtain external financing or financing from existing shareholders to fund our working capital needs has been materially and adversely impacted, and there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Fiscal Year Ended December 31,
	2019	2018
Net cash used in operating activities	$279,799	$666,993
Net cash provided by (used in) investing activities	6,610	(113,946)
Net cash provided by financing activities	289,956	694,042

Net Cash Used In Operating Activities.

For the fiscal year ended December 31, 2019, net cash used in operating activities was $279,799, which consisted primarily of a net loss of $683,537, a gain on disposal of plant and equipment of $8,414 an increase in accounts receivables of $10,474, a decrease in tax payable of $4,916 and tax paid of $4,628, offset by stock based compensation of $395,560, an increase in accounts payable and accrued liabilities of $27,184, depreciation of property, plant and equipment of $18,352 and net cash used in operating activities from discontinued operations of $8,926.

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

Net Cash Provided By (Used In) Investing Activities.

For the fiscal year ended December 31, 2019, net cash provided by investing activities was $6,610, consisting primarily from proceeds derived from the disposal of plant and equipment of $26,282, offset by net cash used in investing activities from discontinued operations of $19,672.

For the fiscal year ended December 31, 2018, net cash used in investing activities was $113,946, consisting primarily from net cash used in investing activities from discontinued operations.

Net Cash Provided By Financing Activities.

For the fiscal year ended December 31, 2019, net cash provided by financing activities was $289,856, consisting primarily of $266,154 of advances from the Company’s related parties and net cash provided by financing activities from discontinued operations of $43,702, offset by $20,000 of repayments on a finance lease.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2019:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	416,230	416,230	–	–	–
Commercial commitments
Bank loan repayment	8,333	8,333	–	–	–
Total obligations	424,563	424,563	–	–	–

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted a risk-based evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer, and Chief Financial Officer, our management conducted a risk-based evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the management assessment, the management did not identify any material weakness in the internal control environment over financial reporting. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2019, there were no significant changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Miky Y.C. WAN	49	Chief Executive Officer, President and Director
Connie Y.M. KWOK	48	Secretary, Director
ChioMeng LEUNG	52	Independent Director
KwaiYau Tony HO	53	Director
Tze Wai Albert YIP	55	Chief Financial Officer
Wing Lok Jonathan SO	55	Chief Strategy Officer

Miky Y.C. WAN, age 49, joined us as our President, Chief Executive Officer and Director on February 19, 2016. She was appointed to serve as our interim Chief Financial Officer on September 27, 2016, our Chief Operating Officer on July 15, 2018. Ms. Wan also served as our Chief Executive Officer from February 19, 2016 to May 12, 2017, and effective May 20, 2019, was appointed again to serve as our Chief Executive Officer. Ms. Wan is the Chief Executive officer and founder of Asia Cosmos Group. She has more than 20 years’ experience in the financial services industry with managerial and strategic responsibilities in private banks, retail banks, and insurance companies. She specializes in establishing international strategic alliances and operational chains in Asia, Europe and America to provide cross jurisdictional services to clients. She is dedicated to establishing and maintaining a team of professionals with talents ranging from financial planning, asset management, financial engineering, corporate finance, mergers and acquisitions and project management. Apart from the professional experience in financial industry, Ms. Wan is enthusiastic in children and education service. She was a parents committee member of an Non-profit making organization which is a Hong Kong based leading children education and rehabilitation organization. In 2003, she was a volunteer committee member of a Hong Kong local school to serve the students. In 2010, she developed an exclusive Financial Quotient program for youngsters and got many supports from some large International Corporations. As her belief in children are the pillars of society, Ms. Wan marks her vision on the education and the technology industries for next generation.

Connie Y.M. KWOK, age 48, joined our Board of Directors on February 19, 2016. She was appointed to serve as our Secretary on September 27, 2016. Ms. Kwok has served as the Financial Controller of Cosmos Links International Holding Limited since 2015. From 2009 to 2015, she was the Assistant Finance Manager at Walton International Group Limited. From 2008 to 2009, Ms. Kwok served as the Executive Secretary to the Chief Executive Officer of Civet Investment Company (Hong Kong) Limited. She served as the Secretary to the Corporate Chief Financial Officer of the Lane Crawford Joyce Group Limited from 2006 to 2008. Ms. Kwok also served as a Secretary of the San Kin Yip Holdings Company Limited from 1997 to 2005. From 1993 to 1997, she was the Assistant Accountant to the Sino Group-Sino Administration Services Limited. Ms. Kwok received her Bachelor of Financial Services from Edinburgh Napier University in Scotland and is a student member of the Hong Kong Institute of Certified Public Accountants. Ms. Kwok brings to our board her deep financial knowledge and experience.

ChioMeng LEUNG, age 52, joined as our Independent Director on January 14, 2019. He is the authorized commercial representative of the city state of Monobamba in the province of Junin, Peru, and is responsible for promoting the development of Peruvian mining and agriculture in China. Since 2017, he has served as the Director of CooperativaAgrariaCafelatera de Valle Incariado, a coffee and agriculture trade cooperative based in Peru. Mr. Leung has served as the General Manager of Enar Mining S.A.C., a mining, building, import and export company, since April 14, 2015. From 2010 to 2012, Mr. Leung worked with Andino Health Food Ltd., where he was responsible all business operations. From 2005 to 2006, he served as the manager of CITS Hong Kong Ltd., a state enterprise travel company in Hong Kong and Macao. From 2004-2005, Mr. Leung was responsible for the operations of China-Philippine Investment Ltd. and was authorized by the former Prime Minister Yehude Simon Munaro of Peru to serve as a business commissioner to promote the resources of the Northern Province of Peru. Mr. Leung obtained his Bachelor of Arts in Business Administration from Canton College (China) in 1993. Mr. Leung brings to the Board of Directors his business insight, knowledge and experience in the mining and agricultural industries.

KwaiYau Tony HO, age 53, joined our Board of Directors on November 1, 2017. He has served as the director of Xin Tai Asset Management Co., Ltd, a professional leasing and financing company, since 2015. Concurrently, he as also served as the CEO of Hong Kong Caspian Sea International Trading company which focused on trade in Eastern Europe and trade financing. In 2011, Mr. Ho founded and served as the executive director of Huiying Development Limited, a wine trading business focused on the Europe and China trade. This business was sold in 2015. Mr. Ho brings to our board his extensive experience in the leasing industry and knowledge of and experience with the European markets.

TzeWai Albert YIP, age 55, joined us as the Chief Financial Officer on July 19, 2019. He has over 30 years of experience leading internal audit, compliance, risks management, finance and regulatory teams in multi-national firms. Mr. Yip was appointed as CFO, CAE and other SMT members across United States and Asia Pacific by various market leaders of financial sector. Mr. Yip has served as the Chairman of Syndicate Capital (Asia) Limited since January 2019. Prior to that, he was the Senior Vice President and Asia Pacific Regional Head of Corporate Audit of State Street Corporation from 2015 to 2018. Mr. Yip was also appointed as the Head of Asia Audit in Manulife Financial from 2004 to 2015. He received the MSc (Information System) from the Hong Kong Polytechnic University and Bachelor of Arts (Honorary) Degree in Accountancy from City University of Hong Kong. For his professional qualification, he holds FCPA (Aust.), CRMA, FCMA and Forensic CPA designations. Mr. Yip was the 2016-2019 Governor and Chairman of Professional Development Committee of IIA Hong Kong and the 2016-2018 Chairman of the Financial Services Committee of CPA Australia, Greater China. For Mr. Yip’s achievement in the education sector, he was the first honoree in Asia to receive the WACE Award, for his achievement and contribution to university student career development in Hong Kong and overseas. He is also appointed as the Hon. Chief Strategic Director of iCare Edutainment, which is an IT social enterprise that won the 2019 HKICT Gold Award - Smart Education & Learning. Mr. Yip brings to the Company his extensive financial, corporate governance and business experience.

Wing Lok Jonathan SO, age 55, joined us as the Chief Strategy Officer on July 19, 2019. Mr. Jonathan SO is the founder of the brand “Pleasant Goat and Big Big Wolf” (PGBBW), and the Chairman/CEO of Yong Le Innovative Education (HK) Limited. PGBBW is a cartoon series comprise of more than 1800 TV episodes. And 7 movies produced and 5 of them were in Top 10 movie box offices that year. In the year 2009, his first full-length animated movie feature – PGBBW: The Super Adventure was successfully launched and premised with record breaking revenues in the PRC. Mr. So provides creativity and setting direction to the company’s financial and business management. Mr. So has more than 26 years of experience in international business development in children related fields. He is also well versed in intellectual property laws and regulation in both United States and China has successfully placed into the Chinese market numerous highly sought after licensed consumer goods and products. His own recognizable characters from Pleasant Goat and Big Big Wolf can be seen on clothing, school supplies, F & B, toys, and other countless consumer products. These licensed characters can also be seen on various published formats and media such as comic books, novels, soundtracks and DVDs. Mr. So is also a writer of educational and recreational children’s books in China. His comic book has been sold over 80 Million copies. He and his team also developed series of Learning Apps covering different categories such as reading, interactive learning, games, and assessment tool with a view to enhancing students’ interest in learning and their learning effectiveness. Mr. So brings to the Company his deep experience in the education content business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2018, and up to the date of this Annual Report, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2019 and 2018 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2019, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Koon Wing CHEUNG, CEO and Director	2019 2018	$85,833 $76,282	– –	– –	– –	– –	– –	– –	$85,833 $76,282

Miky Y. C. WAN, CEO, President and Director	2019 2018	$0 $0	– –	– –	– –	– –	– –	– –	$0 $0

(1)	All cash compensation was paid in Hong Kong Dollars, our functional currency. Convenience translation of amounts from the local currency of the Company into US$ has been made at the pegged exchange rate at 7.8 for the fiscal years ended December 31, 2019 and 2018.

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

Director Compensation

None of our directors received any compensation for their service as a director for the year ended December 31, 2019.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee and, for the year ended December 31, 2019, the compensation, if any, of our executive officers was recommended by our Chief Executive Officer and Chairman and such recommendations were approved by our board of directors. None of our executive officers currently serves as a member of the compensation committee or as a director with compensation duties of any entity that has executive officers serving on our board of directors. None of our executive officers has served in such capacity in the past 12 months.

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

Connie Y.M. KWOK

Chio Meng LEUNG

Kwai Yau (Tony) HO

ITEM 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of March 24, 2020, for: (i) each of our named executive officers; (ii) each of our directors; (iii) all of our current executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Cosmos Group Holdings, Inc., Rooms 1309-11, 13th Floor, Tai Yau Building, No. 181 Johnston Road, Wanchai, Hong Kong.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)

Kwai Yau (Tony) HO	0	–%
Chio Meng LEUNG	0	–%
Miky Y.C. WAN (2)	7,684,350	35.75%
Connie Y.M. KWOK	52,657	0.25%
All executive officers and directors as a Group (6 persons)	18,698,154	87%

5% or Greater Stockholders:
Asia Cosmos Group Limited (2)	7,684,350	35.75%
Koon Wing CHEUNG	10,961,147	51%

(1)	Applicable percentage ownership is based on 21,536,933 shares of common stock outstanding as of March 24, 2020, together with securities exercisable or convertible into shares of common stock within 60 days of March 24, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 24, 2020, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Miky Wan, our President, Chief Executive Officer and director owns 100% of Asia Cosmos Group Limited which directly own 7,684,350 shares of our common stock. As a result, Ms. Wan is deemed to beneficially own shares held by Asia Cosmos Group Limited.

ITEM 13.       Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2019 and 2018, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

On July 19, 2019, our Chief Financial Officer, Mr. Yip, received 2,149,293 shares of our common stock from a private transfer from Mr. Cheung, the former chief executive officer of the Company, as compensation his employment as Chief Financial Officer for a term of 2 years.

As of December 31, 2019 and 2018, we obtained from Cosmos Links International Holding Limited, an entity ultimately controlled by Miky Wan, our President, Chief Executive Officer and director, unsecured, interest-free advances which have an aggregate principal amount of $85,111 and $85,111 with no fixed terms of repayments.

As of December 31, 2019 and 2018, we obtained from Asia Cosmos Group Limited, an entity ultimately controlled by Miky Wan, our President, Chief Executive Officer and director, unsecured, interest-free advances which have an aggregate principal amount of $331,119 and $64,965 with no fixed terms of repayments.

Director Independence

We have adopted standards for director independence that correspond to NASDAQ listing standards and SEC rules. An “independent director” means a person who is not an officer or employee of the Company or its subsidiaries, or any other individual having a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. To be considered independent, the Board must affirmatively determine that neither the director, nor any member of his or her immediate family, has had any direct or indirect material relationship with the Company within the previous three years. In addition, to be considered “independent” under SEC rules, each member of the Audit Committee may not accept, directly or indirectly, any consulting, advisory, or other compensatory fee from us, other than compensation for his or her services as a director

The Board considered relationships, transactions and/or arrangements with each of the directors and concluded that none of the non-employee directors, or any of his or her immediate family members, has any relationship with us that would impair his or her independence. The Board has determined that Chio Meng LEUNG is an independent director under applicable NASDAQ listing standards and SEC rules. Mr. Ho, Ms. Wan and Ms. Kwok do not meet the independence standards because he or she is an employee and or executive officer of the Company.

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

	Years ended December 31,
	2019		2018

Audit fees (1)	US$	50,000	US$	56,000

Audit related fees (2)		–		–

Tax fees		–		–

All other fees		–		–

_________________________

(1)	Audit Fees represent fees for professional services billed and to be billed in connection with the audit of our consolidated annual financial statements, the audit of the effectiveness of internal control over financial reporting and review of the quarterly financial statements and internal controls over financial reporting, and audit services in connection with statutory or regulatory filings, consents or other SEC matters.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

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

(3)       Exhibits

3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities*
10.1	Lee Tat Transportation Service Contract, effective May 1, 2017, by and between Lee Tat Transportation International Limited and Shanghai Yunda Cargo Co., Ltd. (1)
10.2	Employment Agreement effective January 1, 2015 by and between Lee Tat Transportation International Limited and Koon Wing Cheung. (1)
10.3	Memorandum of Understanding, dated July 2, 2019, between Cosmos Robotor Holdings Limited and Shenzhen Litang Electronics Company Limited(3)
10.4	Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Miky Y.C. Wan (3)
10.5	Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Tze Wai Albert YIP (3)
10.6	Letter Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Koon Wing Cheung (3)
10.7	Supply and Service Agreement, by and among Cosmos Group Holdings Inc., on the one hand, and Hong Kong Healthtech Limited, a limited liability company organized under the laws of Hong Kong (“HKHL”), 深圳傅正勤教育科技有限公司Shenzhen Fu Zheng Qin Education Technology Limited (formerly known as Shenzhen Yongle Innovative Education Limited), a limited company organized under the laws of the People’s Republic of China (“SZFZQ”), and certain affiliates of HKHL and SZFZQ, dated December 24, 2019 (4)
21	Subsidiaries*
24	Power of Attorney*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith
(1)	Incorporated by reference from our Form 10 filed with the Securities and Exchange Commission on May 23, 2017.
(2)	Incorporated by reference from our Form 10-SB filed with the Securities and Exchange Commission on January 19, 2000, under the name Interactive Marketing Technology, Inc.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2019.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2019.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COSMOS GROUP HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors and of

COSMOS GROUP HOLDINGS INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cosmos Group Holdings Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, cash flows and changes in stockholders’ deficit for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, as of December 31, 2019, the Company has suffered from an accumulated deficit and working capital deficit. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ HKCM CPA & Co.

HKCM CPA & Co.

We have served as the Company's auditor since 2017.

Hong Kong, China

April 29, 2020

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$28,816	$12,149
Accounts receivable	64,570	54,096

Total current assets	93,386	66,245

Non-current assets:
Plant and equipment, net	47,508	83,728

Assets classified as discontinued operations	31,162	–
TOTAL ASSETS	$172,056	$149,973

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$71,220	$44,036
Amounts due to related parties	416,230	150,076
Lease liability	8,333	20,000
Income tax payable	11,958	16,342

Total current liabilities	507,741	230,454

Non-current liabilities:
Deferred tax liabilities	7,839	12,999
Lease liability	–	8,333

Total non-current liabilities	7,839	21,332

Liabilities classified as discontinued operations	46,266	–

TOTAL LIABILITIES	561,846	251,786

Commitments and contingencies	–	–

Stockholders’ deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 21,536,933 and 21,492,933 shares issued and outstanding as of December 31, 2019 and 2018, respectively	21,536	21,492
Additional paid in capital	395,516	–
Accumulated losses	(806,842)	(123,305)

Total stockholders’ deficit	(389,790)	(101,813)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$172,056	$149,973

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2019	2018

Revenues, net	$671,295		$733,153

Cost of revenue	(570,231)		(602,720)

Gross profit	101,064		130,433

Operating expenses
General and administrative	(780,578)		(239,750)

Total operating expenses	(780,578)		(239,750)

Loss from operation	(679,514)		(109,317)

Other (expense) income:
Gain from the sale of subsidiaries	–		558,755
Gain on disposal of plant and equipment	8,414		–
Interest expense	(2,251)		(2,251)
Interest income	2		4

Total other income	6,165		556,508

(Loss) income before income taxes	(673,349)		447,191

Income tax credit (expense)	4,916		(1,839)

(Loss) income from continuing operations	(668,433)		445,352
Loss from discontinued operations, net of tax	(15,104)		(439,552)

NET (LOSS) INCOME	$(683,537)		$5,800

Other comprehensive gain:
– Foreign currency translation income	–		5,294

COMPREHENSIVE (LOSS) INCOME	$(683,537)		$11,094

Net (loss) income per share:-
Continuing operations – Basic and Diluted	$(0.03)		$0.02
Discontinued operations – Basic and Diluted	$0.00		$(0.02)
Net (loss) income per share – Basic and Diluted	$(0.03)	$	#0.00

Weighted average common shares outstanding
– Basic and Diluted	21,493,897		21,492,933

# Less than $0.001

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(683,537)	$5,800
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation of plant and equipment	18,352	19,834
Gain from the sales of subsidiaries	–	(558,755)
Gain on disposal of plant and equipment	(8,414)	–
Stock based compensation	395,560	–

Change in operating assets and liabilities:
Accounts receivable	(10,474)	(54,096)
Accounts payable and accrued liabilities	27,184	11,385
Income tax payable	(9,544)	1,839
Net cash used in operating activities from discontinued operations	(8,926)	(93,000)

Net cash used in operating activities	(279,799)	(666,993)

Cash flows from investing activities:
Proceed from disposal of plant and equipment	26,282	–
Net cash used in investing activities from discontinued operations	(19,672)	(113,946)

Net cash provided by (used in) investing activities	6,610	(113,946)

Cash flows from financing activities:
Advances from related parties	266,154	736,826
Repayment of lease liability	(20,000)	(20,000)
Net cash provided by (used in) financing activities from discontinued operations	43,702	(22,784)

Net cash provided by financing activities	289,856	694,042

Foreign currency translation adjustment	–	(537)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,667	(87,434)

BEGINNING OF YEAR	12,149	99,583

END OF YEAR	$28,816	$12,149

Supplemental cash flow information:
Cash paid for tax	$–	$–
Cash paid for interest	$2,251	$2,251

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Accumulated other comprehensive income	Additional paid in	Accumulated	Total stockholders
	No. of shares	Amount	(loss)	Capital	losses	deficit
Balance as of January 1, 2018	21,492,933	$21,492	$(5,294)	–	$(129,105)	$(112,907)
Foreign currency translation adjustment	–	–	5,294	–	–	5,294
Net income for the year	–	–	–	–	5,800	5,800
Balance as of December 31, 2018	21,492,933	$21,492	$–	–	$(123,305)	$(101,813)
Shares issued for service rendered	44,000	44	–	395,516	–	395,560
Net loss for the year	–	–	–	–	(683,537)	(683,537)
Balance as of December 31, 2019	21,536,933	$21,536	$–	$395,516	$(806,842)	$(389,790)

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE–1         ORGANIZATION AND BUSINESS BACKGROUND

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

On September 17, 2018, the Company entered into the Agreement for Sale and Purchase of Shares in COSG International Holdings Limited, a British Virgin Islands limited liability company (“COSG International”), and sold the China operation to Lilun Gan, an unaffiliated third party, for cash consideration of Ten Thousand Dollars (US$10,000). The sale was consummated on December 31, 2018.

In July 2019, the Company entered into the business of developing and delivering educational content. On July 19, 2019, the Company acquired 5,100 Ordinary Shares of Hong Kong Healthtech Limited, a limited company organized under the laws of Hong Kong (“HKHL”), from Wing Lok Jonathan SO (“SWL”) pursuant to the terms of a Share Exchange Agreement (the “Share Exchange Agreement”). Such securities represented approximately 51% of the issued and outstanding securities of HKHL. As consideration, we issued 6,232,951 shares of our common stock, at a per share price of US$8.99.

In connection with the Share Exchange, the Company entered into an Intellectual Property Ownership and License Agreement with HKHL, Shenzhen Fu Zheng Qin Education Technology Limited (formerly known as Shenzhen Yongle Innovative Education Limited) (“SZFZQ”) and their affiliates (the “IP License Agreement”), pursuant to which we licensed from HKHL, SZFZQ and their affiliates the right to exploit certain intellectual property related to the operations of the AI education business on a worldwide, non-exclusive, perpetual, royalty-free and irrevocable basis. The Company also entered into employment agreements with certain individuals.

In addition, the Company entered into a Consulting Agreement with Hung-Yi pursuant to which Mr. Hung agreed to provide certain research and development plans, develop strategic partnerships, and assist the Company in meeting certain financial targets in exchange for 1,074,647 shares of our common stock, at a per share price of US$8.99 (the “Hung Shares”).

Effective November 12, 2019, the Company mutually terminated the Consulting Agreement, and Mr. Hung agreed to return the Hung Shares to the Company for cancellation. On December 27, 2019, all parties mutually terminated the Share Exchange Agreement and IP License Agreement. As a result, 5,100 Ordinary Shares of HKHL were returned to SWL and the 6,232,951 shares of our common stock issued in exchange therefor were returned to us for cancellation. On December 30, 2019, Kai Chi WONG resigned from his position as Chief Operating Officer of the Company.

Subsequently, on March 16, 2020, the Company approved to discontinue and exit from the AI Education business by the end of the first quarter 2020.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Lee Tat International Holdings Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at US$1 each	100%

Lee Tat Transportation International Limited	Hong Kong	Logistic and delivery	10,000 ordinary shares for HK$10,000	100%

Cosmos Robotor Holdings Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at US$0.001 each	100%

AiTeach International Limited	British Virgin Islands	AI Business	10,000 ordinary shares for HK$100	100%

Cosmos Robotor AI Education (Shenzhen) Limited	The People’s Republic of China	Education	N/A	100%

COSG and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE–2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Discontinued operations

Subsequently, on March 16, 2020, the Company approved to discontinue and exit its AI Education business. For the years ended December 31, 2019 and 2018, the revenues, expenses, assets and liabilities related to AI Education business were retrospectively presented and reported as discontinued operations on the Consolidated Balance Sheets, the Consolidated Statement of Operations and the Consolidated Statements of Cash Flows. See Note 4 – Business Combination and Discontinued Operations.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2019 and 2018, there was no allowance for doubtful accounts.

•	Plant and equipment

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

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years ended December 31, 2019 and 2018.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statement of stockholders’ deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the years ended December 31, 2019 and 2018, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2019 and 2018, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Lease

The Company adopted Topic 842, Leases (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2019 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in Topic 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

The Company made the policy election to not separate lease and non-lease components. Each lease component and the related non-lease components are accounted for together as a single component.

•	Net (loss) income per share

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ deficit.

	2019	2018
Year-end US$:HK$1 exchange rate	0.1282	0.1282
Annual average US$:HK$1 exchange rate	0.1282	0.1282

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

•	Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC Topic 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two business segments, which are Transportation business and AI Education business in Hong Kong. AI Education business has generated no revenue during the current year and no such reporting segment is separately disclosed in the accompanying financial statements.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, amount due to a related party, accounts payable, income tax payable, amount due to a related party, lease liability, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a lease liability for future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term on the balance sheet for most lease arrangements. The new standard also changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize right-of-use assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance in ASC 840.

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment in the period of adoption. Prior period comparative balances will not be adjusted. The Company used the new transition option and was also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We also used the short-term lease exception for leases with a term of 12 months or less. Additionally, the Company used the practical expedient that allowed each separate lease component of a contract and the associated non-lease components to be treated as a single lease component. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company will evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. As of the January 1, 2019, effective date the Company identified one finance lease arrangement in which it is a lessee.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In calculating the present value of the lease payments, the Company applied an individual discount rate for each of its leases, and determined the appropriate discount rate based on the remaining lease terms at the date of adoption. As the lessee to several lease agreements, the Company did not have insight into the relevant information that would be required to arrive at the rate implicit in the lease. Therefore, the Company utilized its outstanding borrowings as a benchmark to determine the incremental borrowing rate for its leases. The benchmark rate was adjusted to arrive at an appropriate discount rate for each lease.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Compensation – Stock Compensation (“Topic 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. This amendment applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted ASU 2018-07 on January 1, 2019. The impact was immaterial to the financial statements.

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”). ASU 2018-08 clarifies how an entity determines whether a resource provider is participating in an exchange transaction by evaluating whether the resource provider is receiving commensurate value in return for the resources transferred. The guidance is effective for annual periods beginning after June 15, 2018, including interim periods within those annual periods, and has been adopted on a modified prospective basis. The modified prospective adoption is applied to agreements that are not completed as of the effective date, or entered into after the effective date. Under the modified prospective adoption approach, prior period results have not been restated and no cumulative-effect adjustment has been recorded. The Company does not expect this standard to have a material impact on its financial statements.

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential effect of this standard on its financial statements. The Company does not expect this standard to have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE–3         GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from an accumulated deficit of $806,842 and working capital deficit of $414,355, at December 31, 2019. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through December 31, 2020 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE–4       BUSINESS COMBINATION AND DISCONTINUED OPERATIONS

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

However, no revenue was generated or no physical operation was commenced from this business combination during the current period.

On December 23, 2019, the Company approved to terminate this Business Combination transaction and all parties mutually agreed to rescind the Share Exchange Agreement. The termination of both Share Exchange Agreement and IP License Agreement were effectuated in accordance with the terms of that certain Termination Agreement made effective December 27, 2019. As a result, 5,100 Ordinary Shares of HKHL have returned while 6,232,951 shares of Company’s common stock issued in exchange were cancelled accordingly.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

All counterparties have agreed to continue the business relationship and HKHL is acted as a key supplier of educational content to the Company. The Company agreed to issue 44,000 shares of its common stock for advisory services rendered.

Subsequently, on March 16, 2020, the Company approved to discontinue and exit from AI Education business by the end of the first quarter 2020. The results of operations for the Company are presented in the consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations.

NOTE–5         PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2019	2018

Service vehicle, at cost	$111,238	$158,674
Less: accumulated depreciation	(63,730)	(74,946)
	$47,508	$83,728

Depreciation expense for the years ended December 31, 2019 and 2018 were $18,352 and $19,834, as part of cost of revenue, respectively.

NOTE–6         AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company by related parties, which were unsecured, interest-free and had no fixed terms of repayments. Imputed interest from related party loan is not significant.

NOTE–7         LEASE LIABILITY

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through May 29, 2020, with principal and interest payable monthly.

Right of use assets and lease liability – right of use are as follows:

	As of December 31
	2019	2018

Right of use assets	$47,508	$83,728

The lease liability – right of use is as follows:

	As of December 31
	2019	2018

Current portion	$8,333	$20,000
Non-current portion	–	8,333

Total	$8,333	$28,333

As of December 31, 2019, the finance lease of $8,333 will become matured in the next 12 months.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE–8         INCOME TAXES

For the years ended December 31, 2019 and 2018, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended December 31,
	2019	2018
Tax jurisdiction from:
- Local	$(594,236)	$425,356
- Foreign	(79,113)	21,835
(Loss) income before income taxes	$(673,349)	$447,191

The provision for income taxes consisted of the following:

	Years ended December 31,
	2019	2018
Current:
- Local	$–	$–
- Foreign	244	1,839

Deferred:
- Local	–	–
- Foreign	(5,160)	–
Income tax (credit) expense	$(4,916)	$1,839

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America, BVI, Hong Kong and the People’s Republic of China (“the PRC”) that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of December 31, 2019, the operation in the United States of America incurred $2,630,138 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $552,329 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate of 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2019 and 2018 is as follows:

	Years ended December 31,
	2019	2018

(Loss) income before income taxes	$(78,067)	$22,540
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(12,881)	3,719
Tax effect from non-deductible items	7,146	3,378
Tax effect from deductible items	(2,215)	(2,560)
Tax allowance	–	(2,269)
Tax adjustment	8,194	(429)
Income tax expense	$244	$1,839

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. There is no operation during the year ended December 31, 2019.

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018

Deferred tax liabilities:
Accelerated depreciation	$7,839	$12,999

Deferred tax assets:
Net operating loss carryforwards	$552,329	$427,539
Less: valuation allowance	(552,329)	(427,539)
Deferred tax assets, net	$–	$–

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE–9        STOCKHOLDERS’ DEFICIT

Authorized stock

The Company’s authorized share is 500,000,000 common shares with a par value of $0.001 per share.

Common stock outstanding

On July 19, 2019, the Company issued 6,232,951 shares of its common stock to complete the acquisition of a subsidiary for its 51%, at the price of $8.99 per share. This acquisition transaction was mutually agreed to terminate on December 23, 2019 and these shares were fully returned and cancelled accordingly.

Concurrently, on July 19, 2019, the Company issued 1,074,647 shares of its common stock an independent consultant for business service in a term of 24 months, at a price of $8.99 per share. This transaction was mutually agreed to terminate by both parties and those shares were subsequently cancelled.

On December 24, 2019, the Company issued 44,000 shares of common stocks for service rendered in relation to AI Education business.

As of December 31, 2019 and 2018, the Company had a total of 21,536,933 and 21,492,933 shares of its common stock issued and outstanding, respectively.

NOTE–10       NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018

Net (loss) income attributable to common shareholders	$(683,537)	$5,800

Weighted average common shares outstanding – Basic and diluted	21,493,897	21,492,933

Net (loss) income per share – Basic and diluted	$(0.03)	$0.00

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE–11      PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2019 and 2018, $4,207 and $4,567 contributions were made accordingly.

NOTE–12      RELATED PARTY TRANSACTIONS

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

On July 19, 2019, the Company’s Chief Financial Officer, Mr. Yip received 2,149,293 shares of its common stock under the private transfer from Mr. Cheung, the former chief executive officer of the Company, to compensate his employment as Chief Financial Officer in a term of 2 years. Following the exit of AI Education business approved on March 16, 2020, the portion of 1,503,185 shares were subsequently returned and transferred back to Mr. Cheung, the former chief executive officer of the Company. The balance of 646,108 shares is served as a token of appreciation to Mr. Yip’s contribution as Chief Financial Officer for the period ending April 30, 2020.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE–13       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the years ended December 31, 2019 and 2018, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

		Year ended December 31, 2019			December 31, 2019
Customer		Revenues	Percentage of revenues		Accounts receivable

Customer A		$332,601	50%		$34,892
Customer B		248,476	37%		20,601

	Total:	$581,077	87%	Total:	$55,493

		Year ended December 31, 2018			December 31, 2018
Customer		Revenues	Percentage of revenues		Accounts receivable

Customer A		$352,628	48%		$25,776
Customer B		258,689	35%		17,151

	Total:	$611,317	83%	Total:	$42,927

All customers are located in Hong Kong.

(b)       Major vendors

For the year ended December 31, 2019, one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 11% of the Company’s operating cost amounting to $64,295 with $18,555 -of accounts payable at December 31, 2019.

For the year ended December 31, 2018, one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 12% of the Company’s operating cost amounting to $72,211 with $5,230 of accounts payable at December 31, 2018.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(d)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2019 and 2018, borrowing under finance lease was at fixed rate.

NOTE–14      COMMITMENTS AND CONTINGENCIES

As of December 31, 2019, the Company has no material commitments or contingencies.

NOTE–15      SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2019, up through the date the Company issued the consolidated financial statements. During the period, the Company had material recognizable subsequent events, as follows:

Subsequently, on March 16, 2020, the Company approved to discontinue and exit from AI Education business by the end of first quarter 2020. Following the exit of AI Education business, the Company’s Chief Financial Officer, Mr. Yip would return and transfer back 1,503,185 shares of the Company’s common stock to Mr. Cheung, the former chief executive officer of the Company. The balance of 646,108 shares is served as a token of appreciation to Mr. Yip’s contribution as Chief Financial Officer for the period ending April 30, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS, INC.
(Registrant)

By:	/s/Miky Y.C. Wan
Miky Y.C. Wan
Chief Executive Officer, President and Director

Dated:	April 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Miky Y.C. Wan Miky Y. C. Wan	Chief Executive Officer, President and Director	April 29, 2020

/s/ Connie Kwok* Connie Kwok	Secretary and Director	April 29, 2020

/s/ KwaiYau (Tony) Ho*	Director	April 29, 2020
KwaiYau (Tony) Ho

/s/ ChioMeng Leung*	Director	April 29, 2020
ChioMeng Leung

Representing all of the members of the Board of Directors.

* By	/s/ Connie Kwok
Connie Kwok
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

37