Form 10-K/A
period 2019-12-31
Cosmos Group Holdings Inc.
filed 2020-05-14
CIK 1706509

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.           ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE: None

This Amendment No. 1 to the Company’s Form 10-K (the “Amendment”) amends the Annual Report of Cosmos Group Holdings Inc. on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”), as filed with the Securities and Exchange Commission on April 29, 2020, and is being filed solely include an explanatory note relating to the Company’s reliance on an order by the Securities and Exchange Commission providing for regulatory relief to public companies whose operations were affected by the novel coronavirus disease (“COVID-19”).

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32. hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

EXPLANATORY NOTE

On March 25, 2020, the Securities and Exchange Commission (“SEC”) issued an order and guidance (collectively, the “Order”) providing regulatory relief to public companies whose operations may be affected by the novel coronavirus disease (“COVID-19”). The Order provided public companies with a 45-day extension to file certain disclosure reports, including their Annual Report on 10-K (“Annual Report”), that would otherwise have been due between March 1, 2020 and July 1, 2020.

Due to its operations being impacted by COVID-19, the Company was unable to meet its filing deadline with respect to its Annual Report and on March 30, 2020, submitted a Current Report on Form 8-K in accordance with and reliance upon the Order.

Due to the outbreak of coronavirus disease 2019 (COVID-19), starting from early March 2020, the Company’s employees and external auditors have been asked to work remotely. As a result, communication among internal financial staff and external auditors has been challenging, resulting in a delay in preparation and completion of its consolidated financial statements. Based on the foregoing, on March 30, 2020, the Company filed a Current Report on Form 8-K to avail itself of a 45-day extension to file this Form 10-K relying on the exemptions provided by the SEC Order. This Form 10-K is being filed in reliance on the SEC Order.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS, INC.
(Registrant)

By:	/s/Miky Y.C. Wan
Miky Y.C. Wan
Chief Executive Officer, President, Interim Chief Financial Officer and Director

Dated:	May 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Miky Y.C. Wan Miky Y. C. Wan	Chief Executive Officer, President, Interim Chief Financial Officer and Director	May 14, 2020

/s/ Connie Kwok* Connie Kwok	Secretary and Director	May 14, 2020

/s/ KwaiYau (Tony) Ho*	Director	May 14, 2020
KwaiYau (Tony) Ho

/s/ ChioMeng Leung*	Director	May 14, 2020
ChioMeng Leung

Representing all of the members of the Board of Directors.

* By	/s/ Connie Kwok
Connie Kwok
Attorney-in-Fact**

** By authority of the power of attorney filed herewith

3