Form 10-Q
period 2020-03-31
Cosmos Group Holdings Inc.
filed 2020-06-29
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55793

COSMOS GROUP HOLDINGS INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-1177460
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Rooms 1309-11, 13th Floor, Tai Yau Building,

No. 181 Johnston Road

Wanchai, Hong Kong

+852 3188 9363

(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
NA	NA	N/A

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

As of June 20, 2020, the issuer had outstanding 21,536,933 shares of common stock.

Table of Content

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$8,774	$28,816
Accounts receivable	4,124	64,570
Accounts receivable-related party	73,082	-
Total current assets	85,980	93,386

Property and equipment, net	44,445	47,508

Assets from discontinued operation	28,910	31,162
Total Assets	$159,335	$172,056

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	$61,477	$71,220
Due to related parties	432,973	416,230
Lease liability	3,353	8,333
Income tax payable	8,355	11,958
Total current liabilities	506,158	507,741

Deferred tax liabilities	7,887	7,839

Liabilities from discontinued operation	50,385	46,266
Total liabilities	564,430	561,846

Stockholders’ deficit
Common stock, $0.001 par value; 500,000,000 shares authorized, 21,536,933 shares issued and outstanding as of March 31, 2020 and December 31, 2019	21,536	21,536
Additional paid-in capital	395,516	395,516
Accumulated deficit	(819,511)	(806,842
Accumulated other comprehensive loss	(2,636)	-
Total stockholders’ deficit	(405,095)	(389,790

Total Liabilities and Stockholders’ Deficit	$159,335	$172,056

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

COSMOS GROUP HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Sales revenue	$90,388	$128,002
Sales revenue-related party	72,912	-
Total revenues, net	163,300	128,002

Cost of revenue	112,966	92,669

Gross profit	50,334	35,333

General and administrative expenses	56,153	83,536

Loss from operations	(5,819)	(48,203)

Other income (expense)
Interest income	1	1
Interest expense	(565)	(563)
Total other expense, net	(564)	(562)

Loss before income tax provision	(6,383)	(48,765)

Income tax provision	-	-

Loss from continuing operations	(6,383)	(48,765)

Loss from discontinued operations, net of tax	(6,286)	-

Net loss	$(12,669)	$(48,765)

Comprehensive loss:
Net loss	$(12,669)	$(48,765)
Foreign currency translation adjustment, net of tax	(2,636)	-
Comprehensive loss	$(15,305)	$(48,765)

Net loss per share:
Continuing operations – basic and diluted	$(0.00)	$(0.00)
Discontinued operations – basic and diluted	(0.00)	(0.00)
Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares:
Basic and diluted	21,536,933	21,492,933

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

COSMOS GROUP HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(12,669)	$(48,765)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,062	4,958
Deferred tax	48	-
Changes in assets and liabilities:
Accounts receivable	(12,635)	(11,373)
Accounts payable and accrued liabilities	(9,743)	5,648
Income tax payable	(3,603)	-
Net cash provided by operating activities from discontinued operations	1,043	-
Net cash used in operating activities	(34,497)	(49,532)

Cash flows from financing activities
Advance from related parties	14,107	45,439
Repayment of lease liability	(4,980)	(5,000)
Net cash provided by financing activities from discontinued operations	5,328	-
Net cash provided by financing activities	14,455	40,439

Net decrease in cash and cash equivalents	(20,042)	(9,093)

Cash and Cash Equivalents
Beginning	28,816	12,149
Ending	$8,774	$3,056
Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$565	$563
Income taxes	$3,603	$-

Table of Content

COSMOS GROUP HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2019	21,536,933	$21,536	$395,516	$(806,842)	$-	$(389,790)
Foreign currency translation adjustment	-	-	-	-	(2,636)	(2,636)
Net loss	-	-	-	(12,669)	-	(12,669)
Balance at March 31, 2020	21,536,933	$21,536	$395,516	$(819,511)	$(2,636)	$(405,095)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	21,492,933	$21,492	$-	$(123,305)	$-	$(101,813)
Net loss	-	-	-	(48,765)	-	(48,765)
Balance at March 31, 2019	21,492,933	$21,492	$-	$(172,070)	$-	$(150,578)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

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

In the opinion of management, the consolidated balance sheet as of December 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Note 2. Organization and Business Background

Cosmos Group Holdings Inc. (“we,” “us,” “our,” “the “Company,” or “COSG”) incorporated in the state of Nevada on August 14, 1987.

The Company, through its subsidiaries, mainly engages in the provision of truckload transportation service in Hong Kong, in which the Company utilizes its owned trucks or independent contractor owned trucks for the pickup and delivery of freight from port to the designated destination, upon the customers’ request.

Description of subsidiaries:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particular of issued/ registered share capital	Effective interest held
Lee Tat International Holdings limited	British Virgin Islands	Investment holding	50,000 ordinary shares at US $1 each	100%
Lee Tat Transportation International Limited	Hong Kong	Logistic and delivery	10,000 ordinary shares at HK $10,000	100%
Cosmos Robotor Holdings Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at US $0,001 each	100%
AiTeach International Limited	Hong Kong	AI Business	10,000 ordinary shares at HK $100	100%
Cosmos Robotor AI Education (Shenzhen) Limited	The People’s Republic of China	Education	N/A	100%

COSG and its subsidiaries are hereinafter referred to as the “Company”.

Table of Content

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basis of consolidation

The consolidated financial statements include the accounts of COSG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Discontinued Operation

On March 16, 2020, the Company approved to discontinue and exit its AI Education business. As of March 31, 2020 and December 31, 2019, the assets and liabilities related to AI Education business were presented and reported as assets and liabilities from discontinued operations on the consolidated balance sheets. For the three months ended March 31, 2020 and 2019, revenues, expenses, and cash flows related to AI Education business were presented and reported as discontinued operations on the consolidated statements of operations and comprehensive loss and the consolidated statements of cash flows. See note 5 – Discontinued Operations.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

Table of Content

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2020 and December 31, 2019, there was no allowance for doubtful accounts.

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

Impairment of Long-Lived Assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended March 31, 2020 and 2019.

Table of Content

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company’s adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

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

Comprehensive income

ASC Topic 220, ”Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statement of stockholders’ deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Table of Content

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, ”Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three months ended March 31, 2020 and 2019, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2020 and December 31, 2019, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

Leases

The Company adopted Topic 842, Leases (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2019 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in Topic 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain a-djustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Table of Content

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

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

Net (loss) income per share

The Company calculates net income per share in accordance with ASC Topic 260, ”Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is the United States Dollar (“US$”). The Company’s subsidiaries in Hong Kong maintain their books and records in their local currency, Hong Kong Dollars (“HK$”), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, ”Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ deficit.

Table of Content

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

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

Table of Content

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, inventory, advance to suppliers, prepaid expenses, accounts payable, accrued expenses, and due to shareholders, approximate fair value because of to their relatively short maturities.

Table of Content

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements

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

Note 4. Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from an accumulated deficit of $819,511 and working capital deficit of $420,178, at March 31, 2020. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through March 31, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Table of Content

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Discontinued Operations

On March 16, 2020, the Company approved to discontinue and exit from AI Education business by the end of the first quarter 2020. The results of operations for the Company are presented in the consolidated statements of operations and comprehensive loss as loss from discontinued operations.

For the Three Months
Ended March 31, 2020
Net Revenue	$-
Cost of Revenue	-
General and administrative expense	(6,292)
Other income	6
Loss before income taxes	(6,286)
Income taxes	-
Loss from discontinued operations, net of tax	$(6,286)

Net assets of discontinued operations as of March 31, 2020 were as follows:

As of March 31, 2020
Cash & cash equivalents	$11,189
Property and equipment	17,721
Assets from discontinued operations	28,910

Accrued expenses	$1,355
Due to director	24,016
Due to related parties	25,014
Liabilities from discontinued operations	$50,385

Note 6. Plant and Equipment

Plant and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Service vehicle, at cost	$111,928	$111,238
Less: accumulated depreciation	(67,483)	(63,730)
	$44,445	$47,508

Depreciation expense for the three months ended March 31, 2020 and 2019 were $3,062 and $4,958, as part of cost of revenue, respectively.

Table of Content

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Related Party Transactions

Sales to related party

The Company had sales to Lee Tat Logistic Holding Limited, a Hong Kong company controlled by Miky Wan, our President, Chief Executive Officer and director. Sales to Lee Tat Logistic Holding Limited amounted to $72,912 and $0 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, accounts receivable from Lee Tat Logistic Holding Limited was $73,082 and $0, respectively.

Due to related parties

As of March 31, 2020 and December 2019, the Company had $85,638 and $85,111 due to Cosmos Links International Holding Limited, respectively. Cosmos Links International Holding Limited is an entity controlled by Miky Wan, President, Chief Executive Officer and director of the Company. Those loans are unsecured, bear no interest, and are due on demand.

As of March 31, 2020 and December 2019, the Company had $342,364 and $331,119 due to Asia Cosmos Group Limited, respectively. Asia Cosmos Group Limited is an entity controlled by Miky Wan, President, Chief Executive Officer and director of the Company. Those loans are unsecured, bear no interest, and are due on demand.

Koon Wing CHEUNG, a shareholder of the Company and director of Lee Tat International Holdings Limited, has advance the Company funds for working capital purposes. As of March 31, 2020 and December 31, 2019 there were $4,971 and $0 advances outstanding, respectively. Those advances are unsecured, bear no interest, and are due on demand.

Table of Content

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Lease Liability

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through May 29, 2020, with principal and interest payable monthly.

Right of use assets and lease liability – right of use are as follows:

	March 31, 2020	December 31, 2019
Right of use assets	$44,445	$47,508

The lease liability – right of use is as follows:

	March 31, 2020	December 31, 2019
Lease liability - current	$3,353	$8,333

Note 9. Income Taxes

The Company generated an operating loss for the three and three months ended March 31, 2020 and 2019 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America

As of March 31, 2020, the operation in the United States of America incurred $2,650,069 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $556,514 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered income tax rate from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.

Table of Content

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Three Months
	Ended March 31,
	2020	2019

U.S. statutory tax (benefit)	(21.0)%	(21.0)%
Hong Kong statutory tax (benefit)	8.25%	(8.25)%
Permanent and temporary differences	(8.25)%	2.09%
Change in deferred tax asset valuation allowance	21.0%	27.16%
Effective income tax rate	0%	0%

Note 10. Stockholders’ Deficit

Authorized stock

The Company’s has 500,000,000 authorized common shares with a par value of $0.001 per share.

Common stock outstanding

As of March 31, 2020 and December 31, 2019, the Company had a total of 21,536,933 shares of its common stock issued and outstanding, respectively.

Note 12. Concentrations of Risk

The Company is exposed to the following concentrations of risk

(a) Major customers

For the three months ended March 31, 2020, three customers accounted for more than 10% of the Company’s total revenues, representing approximately 45%, 37% and 16% of its total revenues, and 94%, 5% and 0% of accounts receivable in aggregate at March 31, 2020.

Customer	Net sales for the three months ended March 31, 2020		Accounts receivable balance as of March 31, 2020
A	$72,912	*	$73,082
B	$61,188		$3,969
C	$26,436		$-

Table of Content

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended March 31, 2019, two customers accounted for more than 10% of the Company’s total revenues, represented approximately 46% and 41% of its total revenues and 23% and 60% of accounts receivable in aggregate at March 31, 2019, respectively.

Customer	Net sales for the three months ended March 31, 2019	Accounts receivable balance as of March 31, 2019
B	$58,299	$14,886
C	$52,523	$39,300

*Related party transactions (see Note 7).

(b) Major suppliers

For the three months ended March 31, 2020, one supplier accounted for more than 10% of the Company’s total net purchase, representing approximately 25% of total net purchase, and 0% of accounts payable in aggregate at March 31, 2020, respectively:

Supplier	Net purchase for the three months ended March 31, 2020	Accounts payable balance as of March 31, 2020
A	$27,863	$-

For the three months ended March 31, 2019, one supplier accounted for more than 10% of the Company’s total net purchase, representing approximately 17% of total net purchase, and 0% of accounts payable in aggregate at March 31, 2019, respectively:

Supplier	Net purchase for the three months ended March 31, 2019	Accounts payable balance as of March 31, 2019
B	$15,385	$-

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

Table of Content

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDAED FINANCIAL STATEMENTS
(UNAUDITED)

(d) Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2020 and December 31, 2019 borrowing under finance lease was at fixed rate.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2020 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

Table of Content

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

As of March 31, 2020, we operated one business segment: specialty commercial logistics. Our specialty commercial logistic company operates through Lee Tat Transportation Int’l Limited, our wholly owned Hong Kong subsidiary (“Lee Tat”), and provides timely and reliable logistics and delivery services to commercial clients located in Hong Kong. We offer service to the cable supply industry in Hong Kong, and expect to provide small parcel delivery service in cities near Shanghai in the near future. Lee Tat was organized as a private limited liability company on August 11, 2014, in Hong Kong. We acquired Lee Tat on May 12, 2017.

We operated our artificial intelligence educational business through our wholly owned subsidiaries Cosmos Robotor Holdings Limited 環球機械智能集團有限公司, a British Virgin Islands corporation (“Cosmos Robotor”), organized May 7, 2019, AiTeach International Limited, a Hong Kong limited liability company, organized June 3, 2019.

Table of Content

We had initially intended to focus on our resources on developing our AI Education business in mainland China. The challenges presented by Hong Kong’s political situation, US-China trade tensions and the effect of the COVID-19 virus, however, have materially and adversely affected our business plan of developing the AI Education business and our logistics business as a whole. As a result, we did not generate any revenue from our AI Education Business during the quarter ended March 31, 2020. In light of the challenges presented by the early stage of development of our AI Education business and the long-term impact of the COVID-19 virus on the education industry and Hong Kong industry in general, we decided to discontinue and exit from the AI Education business by the end of first quarter 2020. As a result:

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

•	Mr. Tze Wai Albert YIP resigned from his position as the Chief Financial Officer, effective on 30 April 2020.
Wing Lok Johnathan SO resigned his position as Chief Strategic Officer on May 21, 2020

Table of Content

Our corporate organization chart is below.

History

We were incorporated in the state of Nevada on August 14, 1987. Effective July 22, 2010, the Company merged with Safe and Secure TV Channel, LLC, a Delaware limited liability company (the “Merger”). In connection with the Merger, the management of the Company resigned and was replaced by the management and principals of Safe and Secure TV Channel, LLC. The holders of interests in Safe and Secure TV Channel, LLC exchanged their interests for approximately 50.2% of the issued and outstanding stock of the Company. In March 2010, the Company effectuated a 9.85 for one stock split to shareholders of record as of August 23, 2010. After the Merger, the Company became a television network and multimedia information and distribution company focused on serving the homeland security and emergency preparedness industry.

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

Table of Content

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

On March 27, 2016, Peter Tong and Calvin Lai resigned from all of their respective positions with the Company. Connie Y.M. Kwok was appointed to serve as the Secretary and Miky Wan, our Chief Executive Officer, was appointed to serve as the interim Chief Financial Officer.

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

Termination of Our Vehicle Sales and Leasing Business

Our original business plan was to develop an ecosystem to address the entire vehicle purchasing, leasing and maintenance process. Our former cooperation partner, Foshan YY Car Rental Limited (“YY”), was an integral part of our ability to offer future car purchasing services and investment vehicle leasing services. Effective July 15, 2019, our Board of Directors dismissed Huan-Ting Peng, our Chief Operating Officer and the statutory representative of our WFOE, from all of her positions with the Company and its subsidiaries and affiliated entities. Miky Wan, our President, interim Chief Financial Officer and Director, was concurrently appointed to fill the vacancies created by Ms. Peng’s removal and to serve as our Chief Operating Officer and statutory representative of WFOE. Concurrently with the dismissal of Ms. Peng, our Board of Directors also terminated the Car Rental Collaboration Agreement with YY. Ms. Peng owns approximately 51%of YY and is an officer and executive director of YY.

On March 31, 2019, we sold all of our interests in COSG International to Lilun Gan, an unaffiliated third party, for cash consideration of United States Dollar Ten Thousand Dollars (US$10,000), which is the stated value of COSG International. COSG International was our wholly owned subsidiary and investment holding company that held all of the issued and outstanding securities of WFOE. We operated our future car purchasing and investment vehicle leasing services and memberships through WFOE. The sale of our interests in COSG International represented the cessation of our future car purchasing and investment vehicle leasing services business.

Table of Content

AI Education Segment

In light of the challenges presented by the early stage of development of our AI Education business and the long-term impact of the COVID-19 virus on the education industry and Hong Kong industry in general, we decided to discontinue and exit from the AI Education business by the end of first quarter 2020.

We remain parties to a binding Memorandum of Understanding with Shenzhen Litang Electronics Company Limited (“Litang”) pursuant to which Litang agreed to market our products and services, recruit students, and operate our AI Classroom in China (the “Litang MOU”). The Litang MOU is terminable upon three months prior written notice by either party. We do not expect to continue the Litang MOU upon our withdrawal from the AI Education business. The foregoing description of the Litang MOU is qualified in its entirety by reference to the Litang MOU which is filed as Exhibit 10.3 to form 8-K Report dated July 19, 2019, and is incorporated herein by reference.

Major Customers.

All of our major customers are derived from our logistics business segment and are located in Hong Kong. During the Three months ended March 31, 2020 and 2019, the following customers accounted for 10% or more of our total net revenues:

	Three Months ended March 31, 2020		March 31, 2020
	Revenues	Percentage of revenues	Accounts receivable

Lee Tat Logistic Holding Limited	$72,912	45%	73,082
Hip Tung Cables Company Limited	$61,188	37%	3,969
Peaceman Cable Engineering Limited	$26,436	16%	-
TOTAL	$160,536	98%	77,051

	Three Months ended March 31, 2019		March 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Hip Tung Cables Company Limited	$58,299	46%	14,886
Peaceman Cable Engineering Limited	$52,523	41%	39,300
TOTAL	$110,822	87%	54,186

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

Table of Content

Major Network Partners.

All of our major vendors are located in Hong Kong. For the Three months ended March 31, 2020, one vendor, Po Won Transportation Company Limited, represented more than 10% of the Company’s operating cost. This vendor accounted for 25% of the Company’s operating cost amounting to $27,863.

For the Three months ended March 31, 2020, one vendor, Po Won Transportation Company Limited, represented more than 10% of the Company’s operating cost. This vendor accounted for 25% of the Company’s operating cost amounting to $27,863 with $0 of accounts payable.

Seasonality.

Our logistics business is highly dependent upon the e-commerce industry in Hong Kong and China. In Hong Kong and China, we experience peak demand for our services during the double eleven festival and the Chinese New Year celebrations.

Insurance.

We maintain certain insurance in accordance customary industry practices in the jurisdiction where we operate. Under Hong Kong law it is a requirement that all employers in the city must purchase Employee’s Compensation Insurance to cover their liability in the event that their staff suffers an injury or illness during the normal course of their work. Lee Tat maintains Employee’s Compensation Insurance, vehicle insurance and third party risks insurance for the business purposes.

We reported a net loss of $12,669 and $48,765 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, our current assets and current liabilities were $85,980 and $93,386 respectively. As such, we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

Table of Content

Results of Operations

Comparison of the three months ended March 31, 2020 and March 31, 2019

As of March 31, 2020, we suffered from a working capital deficit of $420,178. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended March 31, 2020, compared to the three months ended March 31, 2019:

	Three months ended March 31,
	2020	2019

Revenue	$163,300	128,002
Cost of revenue	112,966	92,669
Gross profit	50,334	35,333
Operating Expenses	56,153	83,536
Income (Loss) from operations	(5,819)	(48,203)
Total other income (expense)	(564)	(562)
Income tax expense	-	-
Loss from discontinued operation	(6,286)	-
NET (LOSS) INCOME	$(12,669)	(48,765)

Revenue. We generated revenues of $163,300 and $128,002 for the three months ended March 31, 2020 and 2019.

During the three months ended March 31, 2020 and 2019, the following customers accounted for 10% or more of our total net revenues:

Customer	Net sales for the three months ended March 31, 2020	Percentage of revenues	Accounts receivable balance as of March 31, 2020
A	$72,912	45%	$73,082
B	$61,188	37%	$3,969
C	$26,436	16%	$-

Customer	Net sales for the three months ended March 31, 2019	Percentage of revenues	Accounts receivable balance as of March 31, 2019
B	$58,299	46%	$14,886
C	$52,523	41%	$39,300

All of our major customers are located in Hong Kong.

Table of Content

Cost of Revenue. Cost of revenue for the three months ended March 31, 2020, was $112,966, and as a percentage of net revenue, approximately 69%. Cost of revenue for the same period ended March 31, 2019, was $92,669. Cost of revenue as a percentage of net revenue for the three months ended March 31, 2019 was approximately 72%. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $50,334 and $35,333 for the three months ended March 31, 2020, and 2019, respectively. The increase in net profit is primarily due to the proportion of income increase is greater than the cost of revenue.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $56,153 and $83,536 for the three months ended March 31, 2020, and 2019, respectively. The decrease in G&A is primarily attributable to decreased professional, administrative and other fees. We expect our G&A to increase if we begin a new business or acquire an operating company.

G&A as a percentage of net revenue was approximately 34% and 65% for the three months ended March 31, 2020 and 2019, respectively. The decrease in G&A is attributable to decreased operational cost. We expect our G&A to increase if we begin a new business or acquire an operating company.

Other expense, net. We incurred net other expenses of $564 for the three months ended March 31, 2020, as compared to $562 for the three months ended March 31, 2019. Our net other expenses for the three months ended March 31, 2020 and 2019 consisted primarily of interest expenses.

Income Tax Provision. Our income tax provision for the quarters ended March 31, 2020 and 2019 was $0.

Net Loss. During the three months ended March 31, 2020, we incurred a net loss of $6,383, as compared to $48,765 for the same period ended March 31, 2019. The decrease in net loss is primarily attributable to the increase in gross profit and the decrease in general and administrative expenses.

Table of Content

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $8,774, accounts receivable of $77,206 and a net loss from continuing operations of $6,383. As of December 31, 2019, we had cash and cash equivalents of $28,816, accounts receivable of $64,570 and a net loss from continuing operations of $668,433.

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

	Three Months Ended March 30,
	2020	2019
Net cash used in operating activities	$(34,497)	$(49,532)
Net cash used in investing activities	-	$-
Net cash provided by (used in) financing activities	$(14,455)	$40,439

Net Cash Used In Operating Activities.

For the three months ended March 31, 2020, net cash used in operating activities was $34,497 which consisted primarily of a net loss of $12,669, the increase in accounts receivables of $12,635 and a decrease in accrued expenses of $9,743.

For the three months ended March 31, 2019, net cash used in operating activities was $49,532 which consisted primarily of a net loss of $48,765 and an increase in accounts receivables of $11,373 offset by an increase in accounts payables and accrued liabilities of $5,648 and depreciation of property, plant and equipment of $4,958.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Table of Content

Net Cash Used In Investing Activities.

We did not engage in investing activities for the three months ended March 31, 2020 and 2019.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2019, net cash generated from financing activities was $14,455 consisting primarily of advances from related parties of $14,107, net cash provided by the discontinued operations of $5,328, offset by the repayment on a finance lease of $4,980.

For the three months ended March 31, 2019, net cash generated from financing activities was $40,439 consisting primarily of advances from Koon Wing, CHEUNG, our Chief Executive Officer of $45,439, offset by repayments on a finance lease of $5,000.

As a result of the above factors, net decrease in cash and cash equivalents were $20,042 for the three months ended March 31, 2020, as compared to $9,093 for the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2020:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Amounts due to related parties	$14,107	$14,107	$–	$–	$–
Commercial commitments
Finance lease obligation	4,980	4,980	–	–	–
Total obligations	$19,087	$19,087	$–	$–	$–

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Table of Content

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management’s subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following accounting policies are critical in the preparation of our financial statements.

•	Basis of consolidation

The condensed consolidated financial statements include the financial statements of COSG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Table of Content

Depreciation expense for the Three months ended March 31, 2020 and 2019 were $3,062 and $4,958, as part of cost of revenue, respectively.

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

Table of Content

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

The reporting currency of the Company is the United States Dollar (“US$”). The Company’s subsidiaries in Hong Kong and the PRC maintain their books and records in their local currency, Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

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

Table of Content

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

ITEM 4 Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of March 31, 2020, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Table of Content

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A Risk Factors

None.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

Table of Content

ITEM 6 Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock (1)
21	Subsidiaries *
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS INC.

	By:	/s/ Miky Y.C. Wan
Miky Y.C. Wan
Chief Executive Officer, President

Date: June 29, 2020

