Form 10-Q/A
period 2020-03-31
Cosmos Group Holdings Inc.
filed 2020-07-07
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at June 20, 2020
Common Stock, US$.001 par value per share	21,536,933 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

This Amendment No. 1 to the Company’s Form 10-Q (the “Amendment”) amends the Annual Report of Cosmos Group Holdings Inc. on Form 10-Q for the fiscal ended March 31, 2020 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on June 29, 2020, and is being filed solely include an explanatory note relating to the Company’s reliance on an order by the Securities and Exchange Commission providing for regulatory relief to public companies whose operations were affected by the novel coronavirus disease (“COVID-19”).

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32. hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-Q or reflect any events that have occurred after the filing of the original Form 10-Q.

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

Due to its operations being impacted by COVID-19, the Company was unable to meet its filing deadline with respect to its Annual Report and on April 15, 2020, submitted a Current Report on Form 8-K in accordance with and reliance upon the Order.

Due to the outbreak of coronavirus disease 2019 (COVID-19), starting from early March 2020, the Company’s employees and external auditors have been asked to work remotely. As a result, communication among internal financial staff and external auditors has been challenging, resulting in a delay in preparation and completion of its consolidated financial statements. Based on the foregoing, on April 30, 2020, the Company filed a Current Report on Form 8-K to avail itself of a 45-day extension to file this Form 10-Q relying on the exemptions provided by the SEC Order. This Form 10-Q is being filed in reliance on the SEC Order.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS, INC.
(Registrant)

By:	/s/Miky Y.C. Wan
Miky Y.C. Wan
Chief Executive Officer, President and Director

Dated:	July 7, 2020

3