Form 10-Q
period 2020-06-30
Cosmos Group Holdings Inc.
filed 2020-08-17
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

As of August 11, 2020, the issuer had outstanding 21,536,933 shares of common stock.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.

CONSOLIDATEDBALANCE SHEETS

	June 30,	December 31,
	2020	2019
Assets (Unaudited)
Current Assets
Cash and cash equivalents	$8,774	$28,816
Accounts receivable	4,124	64,570
Accounts receivable-related party	103,268	-
Total current assets	116,166	93,386

Property and equipment, net	40,807	47,508

Asset classified as discontinued operation	-	31,162
Total Assets	$156,973	$172,056

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$166,570	$71,220
Due to related parties	462,047	416,230
Lease liabilities	3,354	8,333
Income tax payable	7,130	11,958
Total current liabilities	639,101	507,741

Deferred tax liabilities	7,887	7,839

Liability classified as discontinued operation	-	46,266
Total liabilities	646,988	561,846

Stockholders’ Deficit
Common stock, $0.001 par value; 500,000,000 shares authorized, 21,536,933 shares issued and outstanding as of June 30, 2020 and December 31, 2019	21,536	21,536
Additional paid-in capital	395,516	395,516
Accumulated deficit	(904,742)	(806,842)
Accumulated other comprehensive loss	(2,325)	-
Total stockholders’ deficit	(490,015)	(389,790)

Total Liabilities and Stockholders’ Deficit	$156,973	$172,056

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$139	$137,546	$90,527	$265,548
Revenue-related party	30,276	-	103,188	-
Total revenues, net	30,415	137,546	193,715	265,548

Cost of revenue	62,619	131,350	175,585	224,019

Gross profit (loss)	(32,204)	6,196	18,130	41,529

General and administrative expenses	74,122	120,830	130,275	204,366

Loss from operations	(106,326)	(114,634)	(112,145)	(162,837)

Other income (expense)
Interest income	1	-	2	1
Interest expense	(378)	(562)	(943)	(1,125)
Total other income (expense)	(377)	(562)	(941)	(1,124)

Loss before income tax provision	(106,703)	(115,196)	(113,086)	(163,961)

Income tax provision	-	-	-	-

Loss from continuing operations	(106,703)	(115,196)	(113,086)	(163,961)

Discontinued operation:
Loss from discontinued operations, net of tax	-	-	(6,286)	-
Gain on disposal of discontinued operations, net of tax	21,472	-	21,472	-

Net loss	$(85,231)	$(115,196)	$(97,900)	$(163,961)

Comprehensive loss:
Net loss	$(85,231)	$(115,196)	$(97,900)	$(163,961)
Foreign currency translation adjustment, net of tax	311	-	(2,325)	-
Comprehensive loss	$(84,920)	$(115,196)	$(100,225)	$(163,961)

Net loss per share:
Continuing operations – basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Discontinued operations – basic and diluted	0.00	-	0.00	-
Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares:
Basic and diluted	21,536,933	21,492,933	21,536,933	21,492,933

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2019	21,536,933	$21,536	$395,516	$(806,842)	$-	$(389,790)
Foreign currency translation adjustment	-	-	-	-	(2,636)	(2,636)
Net loss	-	-	-	(12,669)	-	(12,669)
Balance at March 31, 2020	21,536,933	21,536	395,516	(819,511)	(2,636)	(405,095)
Foreign currency translation adjustment	-	-	-	-	311	311
Net loss	-	-	-	(85,231)	-	(85,231)
Balance at June 30, 2020	21,536,933	$21,536	$395,516	$(904,742)	$(2,325)	$(490,015)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	21,492,933	$21,492	$-	$(123,305)	$-	$(101,813)
Net loss	-	-	-	(48,765)	-	(48,765)
Balance at March 31, 2019	21,492,933	21,492	-	(172,070)	-	(150,578)
Net loss	-	-	-	(115,196)	-	(115,196)
Balance at June 30, 2019	21,492,933	$21,492	$-	$(287,266)	$-	$(265,774)

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(97,900)	$(163,961)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	6,701	9,917
Gain on disposal of discontinued operations	(21,472)	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(42,822)	12,115
Increase (decrease) in accounts payable and accrued expenses	95,350	20,284
Increase (decrease) in income tax payable	(4,828)	-
Net cash provided by operating activities from discontinued operations	1,043	-
Net cash used in operating activities	(63,928)	(121,645)

Cash flows from financing activities
Advance from related parties	43,492	128,212
Repayment of finance lease	(4,979)	(10,000)
Net cash provided by financing activities from discontinued operations	5,328	-
Net cash provided by financing activities	43,841	118,212

Effect of exchange rate changes on cash and cash equivalents	45	-
Net decrease in cash and cash equivalents	(20,042)	(3,433)

Cash and Cash Equivalents
Beginning	28,816	12,149
Ending	$8,774	$8,716
Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$566	$1,125
Income taxes	$4,828	$-

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

In the opinion of management, the consolidated balance sheet as of December 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

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

Note 2. Organization and Business Background

Cosmos Group Holdings Inc. (“we,” “us,” “our,” “the “Company,” or “COSG”) incorporated in the state of Nevada on August 14, 1987.

The Company, through its subsidiaries, mainly engaged in the provision of truckload transportation service in Hong Kong, in which the Company utilized its owned trucks or independent contractor owned trucks for the pickup and delivery of freight from port to the designated destination, upon the customers’ request. Starting March 2020, the Company generates most of its revenues from referring truckload transportation service business to one of its related party Lee Tat Logistic Holdings Limited, a company owned by one director of the Company, and charges a fixed rate of commission fee.

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

COSG and its subsidiaries are hereinafter referred to as the “Company”.

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

Discontinued Operation

On March 16, 2020, the Company approved to discontinue and exit its AI Education business. On May 4, 2020, the Company entered into a stock transfer agreement with each of the three purchasers (the “Purchasers”), pursuant to which the Company agreed to transfer its 100% interest in Cosmos Robotor Holdings Limited (“Cosmos Robotor”) to the three Purchasers for $50 in aggregate, and the Purchasers agreed to assume all the assets and liabilities of Cosmos Robotor. See Note 5 – Discontinued Operations.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2020 and December 31, 2019, there was no allowance for doubtful accounts.

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

Impairment of Long-Lived Assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2020 and 2019.

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

Starting March 2020, the Company generates most of its revenues from referring truckload transportation service business to Lee Tat Logistic Holdings Limited, a related party, and charges a fixed rate of commission fee. The Company is an agent if the Company’s performance obligation is to arrange for the provision of the specified good or service by another party. The Company that is an agent does not control the specified good or service provided by another party before that good or service is transferred to the customer. When (or as) the Company acted an agent satisfies a performance obligation, the company recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified goods or services to be provided by the other party. The Company’s fee or commission might be the net amount of consideration that the Company retains after paying the other party the consideration received in exchange for the goods or services to be provided by that party.

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

For the three and six months ended June 30, 2020 and 2019, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2020 and December 31, 2019, the Company did not have any significant unrecognized uncertain tax positions.

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

The Company has suffered from an accumulated deficit of $904,742 and working capital deficit of $522,935, at June 30, 2020. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through June 30, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Note 5. Discontinued Operations

On March 16, 2020, the Company approved to discontinue and exit its AI Education business. On May 4, 2020, the Company entered into a stock transfer agreement with each of the three purchasers (the “Purchasers”), pursuant to which the Company agreed to transfer its 100% interest in Cosmos Robotor Holdings Limited (“Cosmos Robotor”) to the three Purchasers for $50 in aggregate, and the Purchasers agreed to assume all the assets and liabilities of Cosmos Robotor.

The results of AI Education business have been presented as a discontinued operation in the consolidated statements of operations and comprehensive loss. Selected operating results for the discontinued business are presented in the following table:

For the period from January 1, 2020 to May 4, 2020

Net Revenue	$-
Cost of Revenue	-
General and administrative expense	(6,292)
Other income	6
Loss before income taxes	(6,286)
Income taxes	-
Loss from discontinued operations, net of tax	$(6,286)

Net assets of discontinued operations distributed as of May 4, 2020 were summarized as follows:

As of May 4, 2020
Cash & cash equivalents	$11,189
Property and equipment	17,721
Assets from discontinued operations	$28,910

Accrued expenses	$1,302
Due to director	24,016
Due to related parties	25,014
Liabilities from discontinued operations	$50,332

At the date of disposal on May 4, 2020, the Company recorded $6,286 as loss from operations of discontinued entity and $21,472 of gain on disposal of discontinued entity.

Following is the gain/loss calculation for disposal of discontinued operations at the date of disposal of May 4, 2020:

Proceeds from disposal	$50
Less: Net assets distributed as of May 4, 2020	(21,422)
Gain on disposal of discontinued operations	21,472

Note 6. Plant and Equipment

Plant and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Service vehicle, at cost	$111,928	$111,238
Less: accumulated depreciation	(71,121)	(63,730)
	$40,807	$47,508

Depreciation expense for the three months ended June 30, 2020 and 2019 were $3,639 and $4,959, as part of cost of revenue, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 were $6,701 and $9,917, as part of cost of revenue, respectively.

Note 7. Related Party Transactions

Sales to related party

Starting March 2020, the Company generates its revenue mostly from referring truckload transportation service business to one of its related party Lee Tat Logistic Holdings Limited, a Company owned by one the director of the Company, and charges a fixed rate of commission fee. Revenue from Lee Tat Logistic Holding Limited amounted to $30,276 and $0 for the three months ended June 30, 2020 and 2019, respectively. Revenue from Lee Tat Logistic Holding Limited amounted to $103,188 and $0 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, accounts receivable from Lee Tat Logistic Holding Limited was $103,268 and $0, respectively.

Due to related parties

As of June 30, 2020 and December 2019, the Company had $85,638 and $85,111 due to Cosmos Links International Holding Limited, respectively. Cosmos Links International Holding Limited is an entity controlled by Miky Wan, President, Chief Executive Officer and director of the Company. Those loans are unsecured, bear no interest, and are due on demand.

As of June 30, 2020 and December 2019, the Company had $370,213 and $331,119 due to Asia Cosmos Group Limited, respectively. Asia Cosmos Group Limited is an entity controlled by Miky Wan, President, Chief Executive Officer and director of the Company. Those loans are unsecured, bear no interest, and are due on demand.

The Company has advanced funds from Koon Wing Cheung, a shareholder of the Company and director of Lee Tat International Holdings limited, for working capital purposes. As of June 30, 2020 and December 31, 2019 there were $6,196 and $0 advances outstanding, respectively. Those advances are unsecured, bear no interest, and are due on demand.

Note 8. Lease Liability

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through May 29, 2020, with principal and interest payable monthly. As of June 30, 2020, the Company has not paid the installment of lease liability for April and May, 2020.

Right of use assets and lease liability – right of use are as follows:

	June 30, 2020	December 31, 2019
Right of use assets	$40,807	$47,508

The lease liability – right of use is as follows:

	June 30, 2020	December 31, 2019
Lease liability - current	$3,354	$8,333

Note 9. Income Taxes

The Company generated an operating loss for the three and six months ended June 30, 2020 and 2019 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America

As of June 30, 2020, the operation in the United States of America incurred $2,688,847 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $564,658 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered income tax rate from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Six Months
	Ended June 30,
	2020	2019

U.S. statutory tax (benefit)	(21.0)%	(21.0)%
Hong Kong statutory tax (benefit)	(8.25)%	(8.25)%
Permanent and temporary differences	-%	1.13%
Change in deferred tax asset valuation allowance	29.25%	28.12%
Effective income tax rate	0%	0%

Note 10. Stockholders’ Deficit

Authorized stock

The Company’s authorized share is 500,000,000 common shares with a par value of $0.001 per share.

Common stock outstanding

As of June 30, 2020 and December 31, 2019, the Company had a total of 21,536,933 shares of its common stock issued and outstanding, respectively.

Note 11. Concentrations of Risk

The Company is exposed to the following concentrations of risk

(a) Major customers

For the three months ended June 30, 2020, one customer accounted for more than 10% of the Company’s total revenues, representing approximately 99% of its total revenues, and 96% of accounts receivable in aggregate at June 30, 2020.

Customer	Net sales for the three months ended June 30, 2020		Accounts receivable balance as of June 30, 2020
A	$30,276	*	$103,268

For the three months ended June 30, 2019, two customers accounted for more than 10% of the Company’s total revenues, represented approximately 43% and 38% of its total revenues and 39% and 45% of accounts receivable in aggregate at June 30, 2019, respectively.

Customer	Net sales for the three months ended June 30, 2019	Accounts receivable balance as of June 30, 2019
B	$59,417	$16,530
C	$51,869	$18,898

For the six months ended June 30, 2020, three customers accounted for more than 10% of the Company’s total revenues, representing approximately 53%, 32% and 14% of its total revenues, and 96%, 3% and 0% of accounts receivable in aggregate at June 30, 2020.

Customer	Net sales for the six months ended June 30, 2020		Accounts receivable balance as of June 30, 2020
A	$103,188	*	$103,268
C	$61,283		$3,969
B	$26,477		$-

For the six months ended June 30, 2019, two customers accounted for more than 10% of the Company’s total revenues, represented approximately 42% and 41% of its total revenues and 39% and 45% of accounts receivable in aggregate at June 30, 2019, respectively.

Customer	Net sales for the six months ended June 30, 2019	Accounts receivable balance as of June 30, 2019
B	$111,940	$16,530
C	$110.168	$18,898

*Related party transactions (see Note 7).

(b) Credit risk

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

(c) Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2020 and December 31, 2019, borrowing under finance lease was at fixed rate.

Note 12. Subsequent Events

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2020 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Overview

As of June 30, 2020, we operated one business segments: specialty commercial logistics. Our specialty commercial logistic company operates through Lee Tat Transportation Int’l Limited, our wholly owned Hong Kong subsidiary (“Lee Tat”), and provide timely and reliable logistics and delivery services to commercial clients located in Hong Kong. We offer service to the cable supply industry in Hong Kong, and expect to provide small parcel delivery service in cities near Shanghai in the near future. Lee Tat was organized as a private limited liability company on August 11, 2014, in Hong Kong. We acquired Lee Tat on May 12, 2017.

History

We were incorporated in the state of Nevada on August 14, 1987, under the name Shur De Cor, Inc. and engaged in developing certain mining claims. In April 1999, Shur De Cor merged with Interactive Marketing Technology, a New Jersey corporation that was engaged in the business of developing and direct marketing of consumer products. As the surviving company, Shur De Cor changed its name to Interactive Marketing Technology, Inc. Shur De Cor’s then management resigned, and the management of Interactive New Jersey became the Company’s management.

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

In connection with the private placement to ACOSG, a change of control occurred, and Bryan Glass resigned from his position as President, Secretary, Treasurer and Chairman of the Company. Miky Wan was appointed to serve as Chief Executive Officer, Chief Operating Officer, President and Director, effective February 19, 2016. Peter Tong, our Chief Financial Officer, Secretary and director continued in his positions with the Company. Calvin K.W. Lai, Anthony H.H. Chan, Jenher Jeng, Alice K.M. Tang, Connie Y.M. Kwok were appointed to serve on our Board of Directors effective February 19, 2016. Effective February 26, 2016, the Company changed its name to Cosmos Group Holdings Inc., and filed a Certificate of Amendment to such effect with the Nevada Secretary of State. The name change and the related stock symbol change to “COSG” were approved by the Financial Industry Regulatory Authority on June 30, 2016. The Company also increased the number of its authorized common stock, par value US$0.001, from 90,000,0000 shares to 500,000,000 and its preferred stock, par value US$0.001, from 10,000,000 to 30,000,000 shares. After the private placement, the Company shifted its business plan to focus on acquiring undervalued companies including those in the Greater China region.

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

On June 30, 2019, we sold all of our interests in COSG International to Lilun Gan, an unaffiliated third party, for cash consideration of United States Dollar Ten Thousand Dollars (US$10,000), which is the stated value of COSG International. COSG International was our wholly owned subsidiary and investment holding company that held all of the issued and outstanding securities of WFOE. We operated our future car purchasing and investment vehicle leasing services and memberships through WFOE. The sale of our interests in COSG International represented the cessation of our future car purchasing and investment vehicle leasing services business.

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

•	The Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Wing Lok Jonathan SO was terminated by the parties thereto effective on June 30, 2020.

•

Syndicate Capital (Asia) Limited intends to transfer back to Koon Wing Cheung 1,503,185 of the Company’s common stock (of the 2,149,293, shares previously transferred to Syndicate Capital (Asia) Limited from Koon Wing Cheung), with the balance of the 646,108 shares retained by Syndicate Capital (Asia) Limited as consideration for Mr. Tze Wai Albert YIP’s contributions to the Company.

•	Mr Tze Wai Albert YIP resigned from his position as the Chief Financial Officer, effective on 30 April 2020.
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

Major Network Partners.

All of our major vendors are located in Hong Kong. For the Six months ended June 30, 2020, one vendor, Tak Lee Transportation Company, represented more than % of the Company’s operating cost. This vendor accounted for % of the Company’s operating cost amounting to $.

For the Six months ended June 30, 2020, one vendor, Po Won Transportation Company Limited, represented more than % of the Company’s operating cost. This vendor accounted for % of the Company’s operating cost amounting to $ with $ of accounts payable.

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

We reported a net loss of $ and $ for the Six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, our current assets and current liabilities were $ and $ respectively. As such, we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

Results of Operations

Comparison of the six months ended June 30, 2020 and June 30, 2019

As of June 30, 2020, we suffered from a working capital deficit of $522,935. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended June 30, 2020, compared to the three months ended June 30, 2019:

	Three months ended June 30,
	2020	2019
Revenue	$30,415	$137,546
Cost of revenue	62,619	131,350
Gross profit (loss)	(32,204)	6,196
General and administrative expenses	74,122	120,830
Income (loss) from operations	(106,326)	(114,634)
Total other income (expense)	(377)	(562)
Income tax expense	-	-
Gain from discontinued operations, net of tax	21,472	-
Net loss	$(85,231)	$(115,196)

Revenue. We generated revenues of $30,415 and $137,546 for the three months ended June 30, 2020 and 2019. With the effect of the COVID-19 virus, the Company suffered significantly decreased in truckload revenue during the three months ended June 30, 2020. Besides, the company changes its business model and start from March 2020, the Company generates its revenue mostly from referring truckload transportation service business to one of its related party and charges a fixed rate of commission fee.

During the three months ended June 30, 2020 and 2019, the following customers accounted for 10% or more of our total net revenues:

Customer	Net sales for the three months ended June 30, 2020	Percentage of revenue	Accounts receivable balance as of June 30, 2020
A	$30,276	99%	$103,268

Customer	Net sales for the three months ended June 30, 2019	Percentage of revenue	Accounts receivable balance as of June 30, 2019
B	$59,417	43%	$16,530
C	$51,869	38%	$18,898

Cost of Revenue. Cost of revenue for the three months ended June 30, 2020, was $62,619, and as a percentage of net revenue, approximately 206%. Cost of revenue for the same period ended June 30, 2019, was $131,350. Cost of revenue as a percentage of net revenue for the six months ended June 30, 2019 was approximately 95%. Cost of revenue decreased primarily as a result of the decrease on business volume.

Gross Profit (loss). We achieved a gross profit (loss) of $(32,204) and $6,196 for the three months ended June 30, 2020, and 2019, respectively. The decrease in net profit is primarily due to the decrease in revenue and the changes in business model.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $74,122 and $120,830 for the three months ended June 30, 2020, and 2019, respectively. The decrease in G&A is primarily attributable to decreased professional, administrative and other fees. We expect our G&A to increase if we begin a new business or acquire an operating company.

G&A as a percentage of net revenue was approximately 244% and 88% for the three months ended June 30, 2020 and 2019, respectively. The increase in G&A is attributable to the decreased net revenue. We expect our G&A to increase if we begin a new business or acquire an operating company.

Other income (expense), net. We incurred net other expense of $(377) for the three months ended June 30, 2020, as compared to other expense $(562) for the three months ended June 30, 2019. The decrease was mainly attributable to the fact that lease liability has due at the end of May, 2020.

Income Tax Provision. Our income tax provision for the quarters ended June 30, 2020 and 2019 was $0.

Net Loss. During the three months ended June 30, 2020, we incurred a net loss of $85,231, as compared to $115,196 for the same period ended June 30, 2019. The decrease in net loss is primarily attributable to the decrease in general and administrative expenses and the increase in gain on disposal of discontinued operations.

Comparison of the Six months ended June 30, 2020 and June 30, 2019

The following table sets forth certain operational data for the six months ended June 30, 2020, compared to the six months ended June 30, 2019:

	Six months ended June 30,
	2020	2019
Revenue	$193,715	$265,548
Cost of revenue	175,585	224,019
Gross profit	18,130	41,529
General and administrative expenses	130,275	204,366
Income (loss) from operations	(112,145)	(162,837)
Total other income (expense)	(941)	(1,124)
Income tax expense	-	-
Income from discontinued operations, net of tax	(6,286)
Gain from discontinued operations, net of tax	21,472	-
Net loss	$(97,900)	$(163,961)

Revenue. We generated revenues of $193,715 and $265,548 for the six months ended June 30, 2020 and 2019, respectively. The decrease in revenue is attributable the effect of the COVID-19 virus, the Company suffered significantly decreased in truckload revenue during the six months ended June 30, 2020.

During the six months ended June 30, 2020 and 2019, the following customers accounted for 10% or more of   our total net revenues:

Customer	Net sales for the six months ended June 30, 2020	Percentage of revenue	Accounts receivable balance as of June 30, 2020
A	$103,188	53%	$103,268
C	$61,283	32%	$3,969
B	$26,477	14%	$-

Customer	Net sales for the six months ended June 30, 2019	Percentage of revenue	Accounts receivable balance as of June 30, 2019
B	$111,940	42%	$16,530
C	$110,168	41%	$18,898

Cost of Revenue. Cost of revenue for the six months ended June 30, 2020, was $175,585, and as a percentage of net revenue, approximately 91%. Cost of revenue for the same period ended June 30, 2019, was $224,019. Cost of revenue as a percentage of net revenue for the six months ended June 30, 2019 was approximately 84%. Cost of revenue decreased primarily as a result of the decrease on business volume.

Gross Profit. We achieved a gross profit of $18,130 and $41,529 for the six months ended June 30, 2020, and 2019, respectively. The decrease in net profit is primarily due to the decrease in revenue and the changes in business model.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $130,275 and $204,366 for the six months ended June 30, 2020, and 2019, respectively. The decrease in G&A is primarily attributable to decreased professional, administrative and other fees. We expect our G&A to increase if we begin a new business or acquire an operating company.

G&A as a percentage of net revenue was approximately 67% and 77% for the six months ended June 30, 2020 and 2019, respectively. The decrease in G&A is primarily attributable to decreased professional, administrative and other fees. We expect our G&A to increase if we begin a new business or acquire an operating company.

Other income (expense), net. We incurred net other expense of $(941) for the six months ended June 30, 2020, as compared to other expense $(1,124) for the six months ended June 30, 2019. The decrease was mainly attributable to the fact that lease liability has due at the end of May, 2020.

Income Tax Provision. Our income tax provision for the quarters ended June 30, 2020 and 2019 was $0.

Net Loss. During the six months ended June 30, 2020, we incurred a net loss of $97,900, as compared to $163,961 for the same period ended June 30, 2019. The decrease in net loss is primarily attributable to the decrease in general and administrative expenses and the increase in gain on disposal of discontinued operation.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $8,774, accounts receivable of $107,392 and a net loss of $97,900. As of December 31, 2019, we had cash and cash equivalents of $28,816, accounts receivable of $64,570 and a net loss of $668,433.

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

Going Concern Uncertainties

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, lease liability and short-term and long-term debts. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on our business. Given the addition political and public health challenges, our ability to obtain external financing or financing from existing shareholders to fund our working capital needs has been materially and adversely impacted, and there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months. ’’

	For the Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(63,928)	$(121,645)
Net cash provided by investing activities	$-	$-
Net cash provided by financing activities	$43,841	$118,212

Net Cash Used In Operating Activities.

For the six months ended June 30, 2020, net cash used in operating activities was $63,928 which consisted primarily of a net loss of $97,900, an increase in accounts receivables of $42,822 and gain on disposal of discontinued operations of $21,472, partially offset by an increase in accounts payable and accrued expenses of $95,350.

For the six months ended June 30, 2019, net cash used in operating activities was $121,645 which consisted primarily of a net loss of $163,961, partially offset by a decrease in accounts receivable of $12,115, an increase in accounts payables and accrued liabilities of $20,284 and depreciation of property, plant and equipment of $9,917.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

We did not engage in investing activities for the six months ended June 30, 2020 and 2019.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2020, net cash generated from financing activities was $43,841 consisting primarily of the advances from related parties of $43,492 and net cash provided by discontinued operations of $5,328, offset by the repayment of finance lease of $4,979.

For the six months ended June 30, 2019, net cash generated from financing activities was $118,212 consisting primarily of advances from related parties of $128,212, offset by the repayments on a finance lease of $10,000.

As a result of the above factors, net decrease in cash and cash equivalents were $20,042 for the six months ended June 30, 2020, as compared to $3,433 for the six months ended June 30, 2019.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2020:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Amounts due to related parties	$43,492	43,492	$–	$–	$–
Commercial commitments
Finance lease obligation	4,979	4,979	–	–	–
Total obligations	$48,471	48,471	$–	$–	$–

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

Depreciation expense for the Three months ended June 30, 2020 and 2019 were $3,639 and $4,959, as part of cost of revenue, respectively.

Depreciation expense for the Six months ended June 30, 2020 and 2019 were $6,701 and $9,917, as part of cost of revenue, respectively.

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

ITEM 4 Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2020, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

______

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

Date: August 17, 2020

