Form 10-Q
period 2020-09-30
Cosmos Group Holdings Inc.
filed 2021-06-15
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of May 5, 2021, the issuer had outstanding 21,536,933 shares of common stock.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$–	$28,816
Accounts receivable	4,125	64,570
Accounts receivable – related party	44,812	-

Total current assets	48,937	93,386

Non-current assets:
Property, plant and equipment, net	37,317	47,508

Assets classified as discontinued operations	–	31,162

TOTAL ASSETS	$86,254	$172,056

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$125,696	$71,220
Due to related parties	484,806	416,230
Lease liabilities	–	8,333
Income tax payable	4,680	11,958

Total current liabilities	615,182	507,741

Non-current liabilities:
Deferred tax liabilities	7,889	7,839

Liabilities classified as discontinued operations	–	46,266

TOTAL LIABILITIES	623,071	561,846

Commitments and contingencies	–	–

Stockholders’ deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 21,536,933 and 21,536,933 shares issued and outstanding as of September 30, 2020 and December 31, 2019	21,536	21,536
Additional paid-in capital	395,516	395,516
Accumulated deficit	(951,396)	(806,842)
Accumulated other comprehensive loss	(2,473)	–

Total stockholders’ deficit	(536,817)	(389,790)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$86,254	$172,056

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenue	$–	$133,421	$90,526	$398,969
Revenue - related party	–	–	103,187	–
Total revenues, net	–	133,421	193,713	398,969

Cost of revenues	–	(121,016)	(179,658)	(345,035)

GROSS PROFIT	–	12,405	14,055	53,934

OPERATING EXPENSES:
General and administrative	(46,654)	(72,796)	(172,854)	(277,162)
Total operating expenses	(46,654)	(72,796)	(172,854)	(277,162)

LOSS FROM OPERATIONS	(46,654)	(60,391)	(158,799)	(223,228)

Other income (expense):
Interest income	–	–	2	1
Interest expense	–	(563)	(943)	(1,688)

Total other income (expense)	–	(563)	(941)	(1,687)

LOSS BEFORE INCOME TAXES	(46,654)	(60,954)	(159,740)	(224,915)

Income tax expense	–	(243)	–	(243)

Loss from continuing operation	(46,654)	(61,197)	(159,740)	(225,158)
Loss from discontinued operations, net of tax	–	(9,351)	(6,286)	(9,351)
Gain on disposal of discontinued operations, net of tax	–	–	21,472	–

NET LOSS	$(46,654)	$(70,548)	$(144,554)	$(234,509)

Less: loss attributable to noncontrolling interest	–	(22)	–	(22)

Net loss attributable to Cosmos Group Holding Inc.	$(46,654)	$(70,526)	$(144,554)	$(234,487)

Net loss per share:
Continuing operations – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations – basic and diluted	-	(0.00)	0.00	(0.00)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
– Basic and diluted	21,536,933	26,492,993	21,536,933	23,165,747

NET LOSS	(46,654)	(70,548)	(144,554)	(234,509)

Other comprehensive loss
– Foreign currency translation loss	(148)	–	(2,473)	–

COMPREHENSIVE LOSS	$(46,802)	$(70,548)	$(147,027)	$(234,509)

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(144,554)	$(234,509)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,485	14,876
Gain on disposal of discontinued operations	(21,475)	–
Change in operating assets and liabilities:
Accounts receivable	15,633	21,929
Accounts payable and accrued liabilities	54,476	25,461
Income tax payable	(7,278)	243
Net cash provided by operating activities from discontinued operation	1,043	606

Net cash used in operating activities	(91,670)	(171,394)

Cash flows from investing activities
Net cash used in investing activities from discontinued operation	–	(3,478)

Net cash used in investing activities	–	(3,478)

Cash flows from financing activities:
Advances from related parties	68,576	172,074
Repayment of finance lease	(8,333)	(15,000)
Net cash provided by financing activities from discontinued operation	5,328	10,895

Net cash provided by financing activities	65,571	167,969

Effect on exchange rate change on cash and cash equivalents	(2,717)	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,816)	(6,903)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,816	12,149

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$5,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$943	$1,688
Cash paid for tax	$7,278	$–

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Shares issued for acquisition of a subsidiary	$–	$56,034,230

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Common Stock		Common stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Non-controlling
	Shares	Amount	cancelled	Capital	Deficit	(Loss)	Interest	Total
Balance at December 31, 2019	21,536,933	$21,536	$-	$395,516	$(806,842)	$-	$-	$(389,790)
Net loss	-	-	-	-	(12,669)	-	-	(12,669)
Foreign currency translation adjustment	-	-	-	-	-	(2,636)	-	(2,636)
Balance at March 31, 2020	21,536,933	21,536	-	395,516	(819,511)	(2,636)	-	(405,095)
Net loss	-	-	-	-	(85,231)	-	-	(85,231)
Foreign currency translation adjustment	-	-	-	-	-	311	-	311
Balance at June 30, 2020	21,536,933	21,536	-	395,516	(904,742)	(2,325)	-	(490,015)
Net loss	-	-	-	-	(46,654)	-	-	(46,654)
Foreign currency translation adjustment	-	-	-	-	-	(148)	-	(148)
Balance at September 30, 2020	21,536,933	$21,536	$-	$395,516	$(951,396)	$(2,473)	$-	$(536,817)

	Common Stock		Common stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Non-controlling
	Shares	Amount	cancelled	Capital	Deficit	(Loss)	Interest	Total
Balance at December 31, 2018	21,492,933	$21,492	$-	$-	$(123,305)	$-	$-	$(101,813)
Net loss	-	-	-	-	(48,765)	-	-	(48,765)
Balance at March 31, 2019	21,492,933	21,492	-	-	(172,070)	-	-	(150,578)
Net loss	-	-	-	-	(115,196)	-	-	(115,196)
Balance at June 30, 2019	21,492,933	21,492	-	-	(287,266)	-	-	(265,774)
Common stock issued for acquisition of a subsidiary	6,232,951	6,233	-	56,027,997	1,404	-	53,836,809	109,872,443
Common stocks issued for consulting services and subsequently cancelled	1,074,647	1,075	(1,075)	-	-	-	-	-
Net loss	-	-	-	-	(70,526)	-	(22)	(70,548)
Balance at September 30, 2019	28,800,531	$28,800	$(1,075)	$56,027,997	$(356,388)	$-	$53,836,787	$109,536,121

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

In the opinion of management, the consolidated balance sheet as of December 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

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

Prior to March, 2020, the Company also operated artificial intelligence educational business through its wholly owned subsidiaries Cosmos Robotor Holdings Limited, a British Virgin Islands corporation (“Cosmos Robotor”), organized on May 7, 2019, AiTeach International Limited, a Hong Kong limited liability company, organized on June 3, 2019. On March 16, 2020, the Company approved to discontinue and exit its AI Education business. On May 4, 2020, the Company completed a stock transfer agreement with each of the three purchasers (the “Purchasers”), pursuant to which the Company agreed to transfer its 100% interest in Cosmos Robotors to the three Purchasers for $50 in aggregate, and the Purchasers agreed to assume all the assets and liabilities of Cosmos Robotor. The results of AI Education business have been presented as a discontinued operation in the condensed consolidated financial statements.

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

(UNAUDITED)

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

•	Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

•	Discontinued operation

On March 16, 2020, the Company approved to discontinue and exit its AI Education business. On May 4, 2020, the Company completed a stock transfer agreement with the three Purchasers, pursuant to which the Company agreed to transfer its 100% interest in Cosmos Robotor to the three Purchasers for $50 in aggregate, and the Purchasers agreed to assume all the assets and liabilities of Cosmos Robotor (see Note 2).

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2020 and December 31, 2019, there was no allowance for doubtful accounts.

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

Depreciation expense for the three months ended September 30, 2020 and 2019 were $3,784 and $4,959, respectively.

Depreciation expense for the nine months ended September 30, 2020 and 2019 were $10,485 and $14,876, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended September 30, 2020.

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

For the three and nine months ended September 30, 2020 and 2019, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2020, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•	Leases

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations and comprehensive loss.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and nine months ended September 30, 2020, the Company operates in one reportable operating segment in the Hong Kong.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (ASU 2016-13), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In August 2020, the FASB issued ASU No. 2020-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2020-13), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2020-13 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

NOTE 4 - GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss of $144,554 and negative operating cash flows of $91,670 for the period ended September 30, 2020. Also, at September 30, 2020, the Company has incurred an accumulated deficit of $951,396. The continuation of the Company as a going concern through September 30, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - DISCONTINUED OPERATIONS

On March 16, 2020, the Company approved to discontinue and exit its AI Education business. On May 4, 2020, the Company completed a stock transfer agreement with each of the three Purchasers, pursuant to which the Company agreed to transfer its 100% interest in Cosmos Robotor to the three Purchasers for $50 in aggregate, and the Purchasers agreed to assume all the assets and liabilities of Cosmos Robotor (see Note 2).

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

Following is the calculation for a gain from disposal of discontinued operations at the date of disposal of May 4, 2020:

Proceeds from disposal	$50
Less: Net assets distributed as of May 4, 2020	(21,422)
Gain on disposal of discontinued operations	21,472

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

Sales to related party

Starting March 2020, the Company generates its revenue mostly from referring truckload transportation service business to one of its related party Lee Tat Logistic Holdings Limited, a company owned by one the director of the Company, and charges a fixed rate of commission fee. Revenue from Lee Tat Logistic Holding Limited amounted to $0 and $0 for the three months ended September 30, 2020 and 2019, respectively. Revenue from Lee Tat Logistic Holding Limited amounted to $103,187 and $0 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, accounts receivable from Lee Tat Logistic Holding Limited was $44,812 and $0, respectively.

Due to related parties

As of September 30, 2020 and December 2019, the Company had $85,657 and $85,111 due to Cosmos Links International Holding Limited, respectively. Cosmos Links International Holding Limited is an entity controlled by Miky Wan, President, Chief Executive Officer and director of the Company. Those loans are unsecured, bear no interest, and are due on demand.

As of September 30, 2020 and December 2019, the Company had $370,293 and $331,119 due to Asia Cosmos Group Limited, respectively. Asia Cosmos Group Limited is an entity controlled by Miky Wan, President, Chief Executive Officer and director of the Company. Those loans are unsecured, bear no interest, and are due on demand.

The Company has advanced funds from Koon Wing Cheung, a shareholder of the Company and director of Lee Tat International Holdings limited, for working capital purposes. As of September 30, 2020 and December 31, 2019 there were $28,856 and $0 advances outstanding, respectively. Those advances are unsecured, bear no interest, and are due on demand.

Lease

On July 1, 2020, the Company entered into a lease agreement with Koon Wing Cheung, a shareholder of the Company and director of Lee Tat International Holdings limited, pursuant to which the Company agreed to lease a real property located in Hong Kong from July 1, 2020 to March 31, 2021, with a monthly rent of $7,740 (HK$ 60,000), payable in advance on the 1st day of each month. The future minimum lease payment at September 30, 2020 is $46,440 for the year ended September 30, 2021.

NOTE 7 - LEASE LIABILITY

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through May 29, 2020, with principal and interest payable monthly. As of September 30, 2020, the Company paid off the installment of lease liability.

	September 30, 2020	December 31, 2019
	(Unaudited)
Finance lease	$–	$9,271
Less: interest expense	–	(938)

	$–	$8,333

Current portion	–	8,333
Non-current portion	–	–
Total	$–	$8,333

NOTE 8 - INCOME TAXES

The Company generated an operating loss for the three and nine months ended September 30, 2020 and 2019 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

United States of America

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America

As of September 30, 2020, the operation in the United States of America incurred $2,687,300 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $564,333 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered income tax rate from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2020 and 2020 is as follows:

	Nine months ended September 30,
	2020	2019

Loss before income taxes	$(87,082)	$(57,695)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(7,184)	(4,759)
Tax effect from non-deductible items	865	1,227
Tax effect from deductible items	–	(65)
Tax loss carryforwards	6,319	3,597
Tax adjustment	–	243
Income tax expense	$–	$243

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Nine Months
	Ended September 30,
	2020	2019

U.S. statutory tax (benefit)	(21.0)%	(21.0)%
Hong Kong statutory tax (benefit)	(8.25)%	(8.25)%
Permanent and temporary differences	0.54%	0.52%
Change in deferred tax asset valuation allowance	28.71%	28.73%
Other	-%	0.11%
Effective income tax rate	-%	0.11%

NOTE 9 - STOCKHOLDERS’ EQUITY

Authorized stock

The Company’s authorized share is 500,000,000 common shares with a par value of $0.001 per share.

Common stock outstanding

As of September 30, 2020 and December 31, 2019, the Company had a total of 21,536,933 shares of its common stock issued and outstanding, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customer

For the three months ended September 30, 2020, the Company generated no revenue, whilst, for the three months ended September 2019, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended September 30, 2019			September 30, 2019
Customers	Revenues	Percentage of revenues		Accounts Receivable

Customer B	$71,116	53%		$18,740
Customer C	41,651	31%		3,944
Total:	$112,767	85%	Total:	$22,684

For the nine months ended September 30, 2020 and 2019, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Nine months ended September 30, 2020			September 30, 2020
Customers	Revenues	Percentage of revenues		Accounts Receivable

Customer A – Related party	$103,187	53%		$44,812
Customer C	61,283	32%		3,969
Customer B	26,477	14%		–
Total:	$190,947	99%	Total:	$48,781

	Nine months ended September 30, 2019			September 30, 2019
Customers	Revenues	Percentage of revenues		Accounts Receivable

Customer B	$183,056	46%		$18,740
Customer C	151,819	38%		3,944
Total:	$334,875	84%	Total:	$22,684

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

All customers are located in the Hong Kong.

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

(c) Exchange rate risk

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

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2020, up through the date, the Company issued the condensed consolidated financial statements.

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

Overview

On July 19, 2020, we consummated the acquisition of 5,100 Ordinary Shares of HKHL, representing approximately 51% of the issued and outstanding stock of HKHL, and acquired the right to exploit certain intellectual property relating to Artificial Intelligence Education. As a result, we entered into the business of developing and delivering educational content in the AI Education industry.

Prior to our acquisition of HKHL, we were a Hong Kong based specialty commercial logistic company. Our specialty commercial logistic company operates through Lee Tat Transportation Int’l Limited, our wholly owned Hong Kong subsidiary (“Lee Tat”), and provides logistics and delivery services to commercial clients located in Hong Kong. We offer service to the cable supply industry in Hong Kong. Lee Tat was organized as a private limited liability company on August 11, 2014, in Hong Kong. We acquired Lee Tat on May 12, 2017.

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

On November 17, 2004, the Company acquired MPL, a company organized under the laws of the British Virgin Islands, and its subsidiaries in accordance with the terms of a Share Exchange Agreement executed by the parties (the “2004 Agreement”). In connection with the acquisition, the Company issued an aggregate of 109,623,006 shares of its common stock to Imperial International Limited, a company incorporated under the laws of the British Virgin Islands (“Imperial”), the sole shareholder of MPL, in exchange for 100% of the issued and outstanding shares of MPL capital stock (the "2004 Share Exchange"). Upon completion of the share exchange, MPL became the Company's wholly owned subsidiary and the Company’s former owner transferred control of the Company to Imperial. In connection with the 2004 Share Exchange, the Company: changed its name from Interactive Marketing Technology, Inc. to China Artists Agency, Inc. ("China Artists

Effective July 22, 2010, the Company merged with Safe and Secure TV Channel, LLC, a Delaware limited liability company (the “Merger”). In connection with the Merger, the management of the Company resigned and was replaced by the management and principals of Safe and Secure TV Channel, LLC. The holders of interests in Safe and Secure TV Channel, LLC exchanged their interests for approximately 50.2% of the issued and outstanding stock of the Company. In September 2010, the Company effectuated a 9.85 for one stock split to shareholders of record as of August 23, 2010. After the Merger, the Company became a television network and multimedia information and distribution company focused on serving the homeland security and emergency preparedness industry.

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

Termination of Our Vehicle Sales and Leasing Business

Our original business plan was to develop an ecosystem to address the entire vehicle purchasing, leasing and maintenance process. Our former cooperation partner, Foshan YY Car Rental Limited (“YY”), was an integral part of our ability to offer future car purchasing services and investment vehicle leasing services. Effective July 15, 2020, our Board of Directors dismissed Huan-Ting Peng, our Chief Operating Officer and the statutory representative of our WFOE, from all of her positions with the company and its subsidiaries and affiliated entities. Miky Wan, our President, interim Chief Financial Officer and Director, was concurrently appointed to fill the vacancies created by Ms. Peng’s removal and to serve as our Chief Operating Officer and statutory representative of WFOE. Concurrently with the dismissal of Ms. Peng, our Board of Directors also terminated the Car Rental Collaboration Agreement with YY. Ms. Peng owns approximately 51%of YY and is an officer and executive director of YY.

On September 30, 2020, we sold all of our interests in COSG International to Lilun Gan, an unaffiliated third party, for cash consideration of United States Dollar Ten Thousand Dollars (US$10,000), which is the stated value of COSG International. COSG International was our wholly owned subsidiary and investment holding company that held all of the issued and outstanding securities of WFOE. We operated our future car purchasing and investment vehicle leasing services and memberships through WFOE. The sale of our interests in COSG International represented the cessation of our future car purchasing and investment vehicle leasing services business.

Entry Into the Artificial Intelligence Educational Content Business

On July 19, 2020, the Company, Hong Kong Healthtech Limited, a limited company organized under the laws of Hong Kong (“HKHL”), and Wing Lok Jonathan SO (“SWL”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) to acquire 5,100 Ordinary Shares of HKHL held by SWL (the “HKHL Shares”), representing approximately 51% of the issued and outstanding securities of HKHL, at a per share price of US$8.99 of our Common Stock (the “Share Exchange”). The Share Exchange was consummated on July 19, 2020. As a result, we entered into the business of developing and delivering educational content and SWL received 6,232,951 share of the Company’s common stock. The foregoing description of the Share Exchange Agreement is qualified in its entirety by reference to the Share Exchange Agreement which is filed as Exhibit 10.4 to this Quarterly Report and is incorporated herein by reference.

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

In addition, we also entered into a Consulting Agreement with Hung-Yi, pursuant to which Mr. Hung agreed to provide certain research and development plans, develop strategic partnerships and assist the Company in meeting certain financial targets in exchange for 1,074,647 shares of our common stock, at a per share price of US$8.99 (the “Hung Shares”). The parties terminated the Consulting Agreement effective November 12, 2020, and Mr. Hung agreed to return the Hung Shares to the Company for cancellation.

During the period ended September 30, 2020, the Company did not generate any revenues from the AI business though it started to set up the first AI classroom in PRC. We believe that the recent political situation in Hong Kong combined with the impact of US-China trade tensions has adversely affected Hong Kong’s economic condition and our ability to engage in fund raising activities in Hong Kong.

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

During the period ended September 30, 2020, the Company did not generate any revenues from AI business.

Major Customers.

All of our major customers are derived from our logistics business segment and are located in Hong Kong. During the nine months ended September 30, 2020, and 2019, the following customers accounted for 10% or more of our total net revenues:

	Nine Months ended September 30, 2020		September 30, 2020
	Revenues	Percentage of revenues	Accounts receivable

Lee Tat Logistic Holding Limited	$103,187	53%	$44,812
Hip Tung Cables Company Limited	61,283	32%	3,969
Peaceman Cable Engineering Limited	26,477	14%	–
TOTAL	$190,947	99%	$48,781

	Nine Months ended September 30, 2019		September 30, 2019
	Revenues	Percentage of revenues	Accounts receivable
Peaceman Cable Engineering Limited	$183,056	46%	$18,740
Hip Tung Cables Company Limited	151,819	38%	3,944
TOTAL	$334,875	84%	$22,684

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

We reported a net loss of $144,554 and $234,509 for the nine months ended September 30, 2020, and 2019, respectively. As of September 30, 2020, our current assets and current liabilities were $48,937 and $615,182 respectively. As such, we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

Results of Operations

Comparison of the three months ended September 30, 2020 and September 30, 2019

As of September 30, 2020, we suffered from a working capital deficit of $566,245. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended September 30, 2020, compared to the three months ended September 30, 2019:

	Three months ended September 30,
	2020	2019

Revenue, net	$-	$133,421
Cost of revenue	-	(121,016)
Gross profit	-	12,405
Operating Expenses	(46,654)	(72,796)
Loss from operations	(46,654)	(60,391)
Total other income (expense)	-	(563)
Income tax expense	-	(243)
Loss from discontinued operation	-	(9,351)
NET LOSS	$(46,654)	$(70,548)

During the three months ended September 30, 2020, we generated no revenue, whilst, during the three months ended September 2019, the following customers accounted for 10% or more of our total net revenues:

	Three Months ended September 30, 2019		September 30, 2019
	Revenues	Percentage of revenues	Accounts receivable

Peaceman Cable Engineering Limited	$71,116	53%	$18,740
Hip Tung Cables Company Limited	41,651	31%	3,944
Total	$112,767	84%	$22,684

All of our major customers are located in Hong Kong.

Revenue. Revenue for the three months ended September 30, 2020 and 2019 was $0 and $133,421. Revenue decreased primarily as a result of the decrease in our business volume, due to pandemic impact.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2020 and 2019 was $0 and $121,016. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross (Loss) Profit. We achieved a gross profit of $0 and $12,405 for the three months ended September 30, 2020, and 2019, respectively. The decrease in gross profit is primarily attributable to the logistic business slow down

Operating Expenses. We incurred G&A expenses of $46,654 and $72,796 for the three months ended September 30, 2020, and 2019, respectively. The decrease in G&A is primarily attributable to decreased professional, administrative and other fees.

Operating expenses as a percentage of net revenue was approximately 0% and 55% for the three months ended September 30, 2020 and 2019, respectively. The decrease in G&A is attributable to decreased operational cost.

Other Expenses, net. We incurred net other expenses of $0 and $563 for the three months ended September 30, 2020 and 2019, respectively.

Income Tax Expense. Our income tax expenses for the three months ended September 30, 2020 and 2019 was $0 and $243, respectively.

Net Loss. During the three months ended September 30, 2020 and 2019, we incurred a net loss of $46,654 and $70,548, respectively. The decrease in net loss is primarily attributable to decreased general and administrative expenses.

Comparison of the nine months ended September 30, 2020 and September 30, 2019

The following table sets forth certain operational data for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019:

	Nine months ended September 30,
	2020	2019

Revenue, net	$193,713	$398,969
Cost of revenue	(179,658)	(345,035)
Gross profit	14,055	53,934
Operating expenses	(172,854)	(277,162)
Loss from operation	(158,799)	(223,228)
Total other income (expense)	(941)	(1,687)
Income tax expense	–	(243)
Loss from discontinued operations, net of tax	(6,286)	(9,351)
Gain on disposal of discontinued operations, net of tax	21,472	–
NET LOSS	$(144,554)	$(234,509)

Revenue. We generated revenues of $193,713 and $398,969 for the nine months ended September 30, 2020 and 2019, respectively. Revenue decreased primarily as a result of the decrease in our business volume, due to pandemic impact.

During the nine months ended September 30, 2020 and 2019, the following customers accounted for 10% or more of our total net revenues:

	Nine Months ended September 30, 2020		September 30, 2020
	Revenues	Percentage of revenues	Accounts receivable

Lee Tat Logistic Holding Limited – related party	$103,187	53%	$44,812
Hip Tung Cables Company Limited	61,283	32%	3,969
Peaceman Cable Engineering Limited	26,477	14%	–
TOTAL	$190,947	99%	$48,781

	Nine Months ended September 30, 2019		September 30, 2019
	Revenues	Percentage of revenues	Accounts receivable
Peaceman Cable Engineering Limited	$183,056	46%	$18,740
Hip Tung Cables Company Limited	151,819	38%	3,944
TOTAL	$334,875	84%	$22,684

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2020, was $179,658, and as a percentage of net revenue, approximately 92.7%. Cost of revenue for the nine months ended September 30, 2019, was $345,035, and as a percentage of net revenue, approximately 86.5%. The decrease in our cost of revenue for the nine months ended September 30, 2020, is primarily attributable to decrease in our business volume.

Gross Profit. We achieved a gross profit of $14,055 and $53,934 for the nine months ended September 30, 2020, and 2019, respectively. The decrease in gross profit is primarily attributable to the logistic business slow down.

Operating Expenses. We incurred operating expenses of $172,854 and $277,162 for the nine months ended September 30, 2020, and 2019, respectively. The decrease in G&A is primarily attributable to decreased professional, administrative and other fees.

Operating expenses as a percentage of net revenue was approximately 89.2% and 69.5% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in operating expenses is attributable to our cost control measures.

Other (Expenses) Income, net. We incurred net other expenses income of $941 and $1,687 for the nine months ended September 30, 2020 and 2019.

Income Tax Expense. Our income tax expenses for the nine months ended September 30, 2020 and 2019 was $0 and $243, respectively.

Net Loss. During the nine months ended September 30, 2020 and 2019, we incurred a net loss of $144,554 and $234,509, respectively.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $0 and accounts receivable of $48,937. As of December 31, 2019, we had cash and cash equivalents of $28,816 and accounts receivable of $64,570.

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

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(91,670)	$(171,394)
Net cash used in investing activities	–	(3,478)
Net cash provided by financing activities	$65,571	$167,969

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2020, net cash used in operating activities was $91,670 which consisted primarily of a net loss of $144,554, a gain from the sales of subsidiaries $21,475, a decrease in accounts receivable of $15,633, net cash provided by operating activities of discontinued operation of $1,043, an increase in accounts payable and accrued liabilities of $54,476, a decrease in income tax payable of $7,278 and depreciation of property, plant and equipment of $10,485.

For the nine months ended September 30, 2019, net cash used in operating activities was $171,394, which consisted primarily of a net loss of $234,509, a decrease in account receivable of $21,929, an increase in accounts payable and accrued liabilities of $25,461, an increase in income tax payable of $243 and depreciation of property, plant and equipment of $14,876.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the nine months ended September 30, 2020, net cash used in investing activities was $0.

For the nine months ended September 30, 2019, net cash used in investing activities was $3,478, consisting of investing activities from discontinued operations.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2020, net cash provided by financing activities was $65,571 consisting primarily of advances from related parties of $68,576 and net cash provided by financing activities of discontinued operation $5,328, offset by repayments on a finance lease of $8,333.

For the nine months ended September 30, 2019, net cash provided by financing activities was $167,969 consisting primarily of advances from related parties of $172,074, offset by repayments on a finance lease of $15,000.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2020:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Amounts due to related parties	$484,806	$484,806	$–	$–	$–
Total obligations	$484,806	$484,806	$–	$–	$–

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

ITEM 4 Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2020, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COSMOS GROUP HOLDINGS INC.

Date: June 14, 2021	By:	/s/Miky Y.C. Wan
Miky Y.C. Wan
Chief Executive Officer, President

