Form 10-K
period 2020-12-31
Cosmos Group Holdings Inc.
filed 2021-06-25
CIK 1706509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020, based upon the closing sale price reported by the Over-the-Counter Bulletin Board on that date: US$8,155,812.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 5, 2021
Common Stock, US$.001 par value per share	21,536,933 shares

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

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

As of December 31, 2019, we operated two business segments: specialty commercial logistics and artificial intelligence education business, or the AI Education business. Our specialty commercial logistic company operates through Lee Tat Transportation Int’l Limited, our wholly owned Hong Kong subsidiary (“Lee Tat”), and provides logistics and delivery services to commercial clients located in Hong Kong. We offer services to the cable supply industry in Hong Kong, and expect to provide small parcel delivery service in cities near Shanghai in the near future. Lee Tat was organized as a private limited liability company on August 11, 2014, in Hong Kong. We acquired Lee Tat on May 12, 2017.

We operated our artificial intelligence educational business through our wholly owned subsidiaries Cosmos Robotor Holdings Limited 環球機械智能集團有限公司, a British Virgin Islands corporation (“Cosmos Robotor”), organized May 7, 2019, AiTeach International Limited, a Hong Kong limited liability company, organized June 3, 2019.  Our AI business generated no or nominal revenues.

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

We reported a net loss of $683,537 and a net income of $5,800 for the years ended December 31, 2019, and 2018, respectively. We had current assets of $105,649 and $66,245 as of December 31, 2020 and 2019. Our auditors have prepared our financial statements for the years ended December 31, 2020 and 2019 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included advances from directors and related parties as well as the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on our business. Given the addition political and public health challenges, our ability to obtain external financing or financing from existing shareholders to fund our working capital needs has been materially and adversely impacted, and there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

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

Termination of Our Vehicle Sales and Leasing Business

Our prior business plan was to develop an ecosystem to address the entire vehicle purchasing, leasing and maintenance process. Our former cooperation partner, Foshan YY Car Rental Limited (“YY”), was a part of our ability to offer future car purchasing services and investment vehicle leasing services. Effective July 15, 2018, our Board of Directors dismissed Huan-Ting Peng, our Chief Operating Officer and the statutory representative of our WFOE, from all of her positions with the company and its subsidiaries and affiliated entities. Miky Wan, our President, interim Chief Financial Officer and Director, was concurrently appointed to fill the vacancies created by Ms. Peng’s removal and to serve as our Chief Operating Officer and statutory representative of WFOE. Concurrently with the dismissal of Ms. Peng, our Board of Directors also terminated the Car Rental Collaboration Agreement with YY. Ms. Peng owns approximately 51%of YY and is an officer and executive director of YY.

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

In 2005, in response to the relocation of many local factories to mainland China, we began to focus on providing express delivery and logistic services to local cable and data equipment suppliers, delivering goods to their customers such as construction companies. Hong Kong is a well-developed city with respect to wireless and telecom communication. Because the useful life of cable is 5-10 years and data equipment is 3 years, there is a high demand for equipment replacement. As most of the repairing work happens in night-time, many small and medium cable suppliers outsource to logistic companies to deliver their products to their customers. We currently serve up to 70% of cable suppliers and cable trading companies in Hong Kong and deliver cable wire material to different contracting sites.

We provide our delivery services through direct delivery (Direct Model) and through our network of subcontractors (Network Model) as well as other custom value-added logistics services. In Hong Kong, we direct deliver small goods and primarily work with six network business sub-contractors to find the most competitive partner to deliver our client’s cable products.

Pricing determination

Pricing of our services is based on our operating costs, services requested and fees assessed by our network partners, market conditions and competition. We participate in a fee sharing arrangement in which the pickup and delivery outlets share the delivery service fees of each delivery order. When we deliver through our network partners, we allocate a portion of the services fees, or network transit fees, to our network partners for express delivery services. The fee typically consists of a fixed amount for a waybill attached to each parcel and a variable per parcel amount based on parcel weight and route. Historically, delivery service fees charged by our network partners have experienced declines due in part to market competition. Based on the market conditions and our cost base, we may evaluate and adjust our service pricing from time to time. The average revenue of a typical parcel delivery is US$102.

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

AI Business

We had initially intended to focus on our resources on developing our AI Education business. The challenges presented by Hong Kong’s political situation, US-China trade tensions and the effect of the COVID-19 virus, however, have materially and adversely affected Asia’s economic condition, our ability to obtain the financing necessary to implement our business plan and our ability to the AI Education business and our logistics business as a whole. As a result, we did not generate any revenue from our AI Education Business during the year ended December 31, 2019. In light of the challenges presented by the early stage of development of our AI Education business and the long-term impact of the COVID-19 virus on the education industry and Hong Kong industry in general, we decided to discontinue and exit from the AI Education business by the end of first quarter 2020. As a result:

•

On December 27, 2019, the parties mutually unwound the Company’s acquisition of Hong Kong Healthtech Limited, a Hong Kong limited liability company. As a result, 5,100 Ordinary Shares of HKHL were returned to Wing Lok Jonathan SO and the 6,232,951 shares of our common stock issued in exchange therefor were returned to us for cancellation. On December 30, 2019, Kai Chi WONG resigned from his position as Chief Operating Officer of the Company. Koon Wing Cheung will transfer to Kai Chi WONG 215,369 shares of Common Stock of the Company as a token of appreciation of Mr. Wong’s contribution to the Company.

•	The Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Wing Lok Jonathan SO was terminated by the parties thereto effective on March 31, 2020.

•

Syndicate Capital (Asia) Limited will transfer back to Koon Wing Cheung 1,503,185 of the Company’s common stock (of the 2,149,293, shares previously transferred to Syndicate Capital (Asia) Limited from Koon Wing Cheung), with the balance of the 646,108 shares retained by Syndicate Capital (Asia) Limited as consideration for Mr. Tze Wai Albert YIP’s contributions to the Company.

•	Mr Tze Wai Albert YIP resigned from his position as the Chief Financial Officer, effective on 30 April 2020.

On March 16, 2020, the Company approved to discontinue and exit its AI Education business. On May 4, 2020, the Company entered into a stock transfer agreement with each of the three purchasers (the “Purchasers”), pursuant to which the Company agreed to transfer its 100% interest in Cosmos Robotor Holdings Limited (“Cosmos Robotor”) to the three Purchasers for $50 in aggregate, and the Purchasers agreed to assume all the assets and liabilities of Cosmos Robotor.  The results of AI Education business have been presented as a discontinued operation in the financial statements.

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

Major Customers.

All of our major customers are located in Hong Kong. During the years ended December 31, 2020, and 2019, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2020		December 31, 2020
	Revenues	Percentage of revenues	Accounts receivable, net
Hip Tung Cables Company Limited	$61,294	45%	$–
Lee Tat Logistic Holding Limited	44,776	33%	–
Peaceman Cable Engineering Limited	26,482	20%	–
TOTAL	$132,552	98%	$–

	Year ended December 31, 2019		December 31, 2019
	Revenues	Percentage of revenues	Accounts receivable, net
Hip Tung Cables Company Limited	$332,601	50%	$34,892
Peaceman Cable Engineering Limited	248,476	37%	20,601
TOTAL	$581,077	87%	$55,493

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

As of December 31, 2020, we employed the following persons:

Administration Staff	1
Total	1

All of our employees are located in Hong Kong. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to contribute to the MPF for all eligible employees in Hong Kong between the ages of eighteen and sixty five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2020 and 2019, the MPF contributions by us were $4,207 and $4,567, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

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

	Price Range
	High			Low
Fiscal 2020
Fourth quarter	US$	$0.51		US$	$0.51
Third quarter		$2.87			$0.51
Second quarter		$2.15			$1.22
First quarter		$2.05			$2.05
Fiscal 2019
Fourth quarter	US$	8.99	(1)	US$	8.99
Third quarter		8.99			8.99
Second quarter		8.99			8.99
First quarter		8.99			8.99

_______________

1. There were no trades of our common stock in 2019.

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol COSG. As of December 31, 2020, the closing bid price of our securities was US$8.99.

(b) Approximate Number of Holders of Common Stock

As of December 31, 2020, there were approximately 154 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e) Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2020, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6.  SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2020 and 2019. The discussion and analysis that follow should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

As of December 31, 2020, we operate commercial logistic business through Lee Tat Transportation Int’l Limited, our wholly owned Hong Kong subsidiary (“Lee Tat”), and provide timely and reliable logistics and delivery services to commercial clients located in Hong Kong. We offer service to the cable supply industry in Hong Kong, and expect to provide small parcel delivery service in cities near Shanghai in the near future. Lee Tat was organized as a private limited liability company on August 11, 2014, in Hong Kong. We acquired Lee Tat on May 12, 2017.

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

In connection with the Share Exchange, we entered into an Intellectual Property Ownership and License Agreement with HKHL, 深圳傅正勤教育科技有限公司 Shenzhen Fu Zheng Qin Education Technology Limited (formerly known as Shenzhen Yongle Innovative Education Limited) (“SZFZQ”) and their affiliates (the “IP License Agreement”), pursuant to which we licensed from HKHL, SZFZQ and their affiliates the right to exploit certain intellectual property related to the operations of the AI education business on a worldwide, non-exclusive, perpetual, royalty-free and irrevocable basis. We also entered into employment agreements with the following individuals in connection with their appointment to the offices set forth next to their names:

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

We had initially intended to focus on our resources on developing our AI Education business. The challenges presented by Hong Kong’s political situation, US-China trade tensions and the effect of the COVID-19 virus, however, have materially and adversely affected Asia’s economic condition, our ability to obtain the financing necessary to implement our business plan and our ability to the AI Education business and our logistics business as a whole. As a result, we did not generate any revenue from our AI Education Business during the year ended December 31, 2019. In light of the challenges presented by the early stage of development of our AI Education business and the long-term impact of the COVID-19 virus on the education industry and Hong Kong industry in general, we decided to discontinue and exit from the AI Education business by the end of first quarter 2020. As a result:

•

On December 27, 2019, the parties mutually unwound the Company’s acquisition of Hong Kong Healthtech Limited, a Hong Kong limited liability company. As a result, 5,100 Ordinary Shares of HKHL were returned to Wing Lok Jonathan SO and the 6,232,951 shares of our common stock issued in exchange therefor were returned to us for cancellation. On December 30, 2019, Kai Chi WONG resigned form his position as Chief Operating Officer of the Company. Koon Wing Cheung will transfer to Kai Chi WONG 215,369 shares of Common Stock of the Company as a token of appreciation of Mr. Wong’s contribution to the Company.

•	The Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings, Inc. and Wing Lok Jonathan SO was terminated by the parties thereto effective on March 31, 2020.

•

Syndicate Capital (Asia) Limited will transfer back to Koon Wing Cheung 1,503,185 of the Company’s common stock (of the 2,149,293, shares previously transferred to Syndicate Capital (Asia) Limited from Koon Wing Cheung), with the balance of the 646,108 shares retained by Syndicate Capital (Asia) Limited as consideration for Mr. Tze Wai Albert YIP’s contributions to the Company.

•	Mr Tze Wai Albert YIP resigned from his position as the Chief Financial Officer, effective on 30 April 2020.

On March 16, 2020, the Company approved to discontinue and exit its AI Education business. On May 4, 2020, the Company entered into a stock transfer agreement with each of the three purchasers (the “Purchasers”), pursuant to which the Company agreed to transfer its 100% interest in Cosmos Robotor Holdings Limited (“Cosmos Robotor”) to the three Purchasers for $50 in aggregate, and the Purchasers agreed to assume all the assets and liabilities of Cosmos Robotor.  The results of AI Education business have been presented as a discontinued operation in the financial statements.

Results of Operations

As of December 31, 2020, we suffered from a working capital deficit of $663,710. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended December 31,
	2020	2019
Revenues	$135,319	$671,295
Cost of revenue	(125,337)	(570,231)
Gross profit	9,982	101,064
General and administrative expenses	(269,967)	(780,578)
Loss from operation	(259,985)	(679,514)
Other (expense) income, net	(941)	6,165
Loss before income taxes	(260,926)	(673,349)
Income tax benefit	-	4,916
Loss from continuing operations	(260,926)	(668,433)
Loss from discontinued operations, net of tax	(6,286)	(15,104)
Gain on disposal of discontinued operations, net of tax	21,472	-
Net loss	$(245,740)	$(683,537)

Revenue. We generated revenues of $135,319 and $671,295 for the fiscal years ended December 31, 2020 and 2019.

During the fiscal years ended December 31, 2020, and 2019, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2020		December 31, 2020
	Revenues	Percentage of revenues	Accounts receivable, net
Hip Tung Cables Company Limited	$61,294	45%	$-
Lee Tat Logistic Holding Limited	44,776	33%	-
Peaceman Cable Engineering Limited	26,482	20%	–
TOTAL	$132,552	98%	$-

	Year ended December 31, 2019		December 31, 2019
	Revenues	Percentage of revenues	Accounts receivable, net
Hip Tung Cables Company Limited	$332,601	50%	$34,892
Peaceman Cable Engineering Limited	248,476	37%	20,601
TOTAL	$581,077	87%	$55,493

Cost of Revenue. Cost of revenue as a percentage of net revenue was approximately 93%, or $125,337, for the fiscal year ended December 31, 2020. Cost of revenue as a percentage of net revenue was approximately 85%, or $570,231, for the fiscal year ended December 31, 2019.

Gross Profit. We achieved a gross profit of $9,982 and $101,064 for the fiscal years ended December 31, 2020, and 2019, respectively. The decrease in gross profit is primarily attributable to decrease in revenues.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $269,967 and $780,578 for the fiscal years ended December 31, 2020, and 2019, respectively. The decrease in G&A is primarily attributable to Professional Services Fee, Director Remuneration and Legal fee.

G&A as a percentage of net revenue was approximately 200% and 116% for the fiscal years ended December 31, 2020 and 2019, respectively.

For the year ended December 31, 2020, two venders represented more than 10% of the Company’s operating cost. These vendors accounted for 27% and 10% of the Company’s operating cost amounting to $27,847 and $10,537 with $0 and $0 of accounts payable at December 31, 2020, respectively.

For the year ended December 31, 2019, one vendor represented more than 10% of the Company’s operating cost. This vendor accounted for 11% of the Company’s operating cost amounting to $64,295 with $18,555 of accounts payable at December 31, 2019.

Other (Expenses) Income, net. We incurred net other expenses of $941 for the fiscal year ended December 31, 2020, as compared to a net other income of $6,165 for the fiscal year ended December 31, 2019.

Income Tax Benefit. We recorded income tax benefit of $0 and $4,916 for the fiscal years ended December 31, 2020 and 2019.

Loss from discontinued operations, net of tax.  We recorded the loss $6,286 and $15,104 for the fiscal years ended December 31, 2020 and 2019 from discontinued operations in AI Education business.

Gain on disposal of discontinued operations, net of tax.   We recorded gain on disposal of discontinued operations, net of tax, of $21,472 and $0 for the year ended December 31, 2020 and 2019, respectively, from the disposal of discontinued operations in AI Education business.

Net loss. We recorded a net loss of $245,740 and $683,537 for the fiscal years ended December 31, 2020 and 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $0, accounts receivable of $0 and net loss of $245,740.

As of December 31, 2019, we had cash and cash equivalents of $28,816, accounts receivable of $64,570 and net loss of $683,537.

We had initially intended to focus on our resources on developing our AI Education business. The challenges presented by Hong Kong’s political situation, US-China trade tensions and the effect of the COVID-19 virus, however, have materially and adversely affected Asia’s economic condition, our ability to obtain the financing necessary to implement our business plan and our ability to our logistics business as a whole.

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

	Fiscal Year Ended December 31,
	2020	2019
Net cash used in operating activities	$119,621	$279,799
Net cash provided by investing activities	$–	$6,610
Net cash provided by financing activities	$93,302	$289,956

Net Cash Used In Operating Activities.

For the fiscal year ended December 31, 2020, net cash used in operating activities was $119,621 which consisted primarily of a net loss of $245,740, gain from the sales of subsidiaries $21,472, provision for bad debts of $48,920, a decrease in accounts receivable of $15,650, net cash provided by operating activities of discontinued operation of $1,043, an increase in accounts payable and accrued liabilities of $79,953, a decrease in income tax payable of $11,958 and depreciation of property, plant and equipment of $13,983.

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

For the fiscal year ended December 31, 2020, net cash used in investment activities was $0.

For the fiscal year ended December 31, 2019, net cash provided by investing activities was $6,610, consisting primarily from proceeds derived from the disposal of plant and equipment of $26,282, offset by net cash used in investing activities from discontinued operations of $19,672.

Net Cash Provided By Financing Activities.

For the fiscal year ended December 31, 2020, net cash provided by financing activities was $93,302, consisting primarily of $96,307 of advances from the Company’s related parties, offset by $8,333 of repayments on a finance lease and net cash provided by financing activities from discontinued operations of $5,328.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2020:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	512,537	512,537	–	–	–
Total obligations	512,537	512,537	–	–	–

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

On March 16, 2020, the Company approved to discontinue and exit its AI Education business. On May 4, 2020, the Company completed into a stock transfer agreement with each of the three purchasers (the “Purchasers”), pursuant to which the Company agreed to transfer its 100% interest in Cosmos Robotor Holdings Limited (“Cosmos Robotor”) to the three Purchasers for $50 in aggregate, and the Purchasers agreed to assume all the assets and liabilities of Cosmos Robotor.

•	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2020 and 2019, the allowance for doubtful accounts was $48,920 and $0, respectively, based on management’s assessment.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer, and Chief Financial Officer, our management conducted a risk-based evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the management assessment, the management did not identify any material weakness in the internal control environment over financial reporting. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2020, there were no significant changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Miky Y.C. WAN	50	Chief Executive Officer, President and Director
ChioMeng LEUNG	53	Independent Director
KwaiYau Tony HO	54	Director

Miky Y.C. WAN, age 50, joined us as our President, Chief Executive Officer and Director on February 19, 2016. She was appointed to serve as our interim Chief Financial Officer on September 27, 2016, our Chief Operating Officer on July 15, 2018. Ms. Wan also served as our Chief Executive Officer from February 19, 2016 to May 12, 2017, and effective May 20, 2019, was appointed again to serve as our Chief Executive Officer. Ms. Wan is the Chief Executive officer and founder of Asia Cosmos Group. She has more than 20 years’ experience in the financial services industry with managerial and strategic responsibilities in private banks, retail banks, and insurance companies. She specializes in establishing international strategic alliances and operational chains in Asia, Europe and America to provide cross jurisdictional services to clients. Apart from the professional experience in financial industry, Ms. Wan is enthusiastic in children and education service. She was a parent committee member of an Non-profit making organization which is a Hong Kong based leading children education and rehabilitation organization. In 2003, she was a volunteer committee member of a Hong Kong local school to serve the students. In 2010, she developed an exclusive Financial Quotient program for youngsters and got many supports from some large international corporations.

ChioMeng LEUNG, age 53, joined as our Independent Director on January 14, 2019. He is the authorized commercial representative of the city state of Monobamba in the province of Junin, Peru, and is responsible for promoting the development of Peruvian mining and agriculture in China. Since 2017, he has served as the Director of CooperativaAgrariaCafelatera de Valle Incariado, a coffee and agriculture trade cooperative based in Peru. Mr. Leung has served as the General Manager of Enar Mining S.A.C., a mining, building, import and export company, since April 14, 2015. From 2010 to 2012, Mr. Leung worked with Andino Health Food Ltd., where he was responsible all business operations. From 2005 to 2006, he served as the manager of CITS Hong Kong Ltd., a state enterprise travel company in Hong Kong and Macao. From 2004-2005, Mr. Leung was responsible for the operations of China-Philippine Investment Ltd. and was authorized by the former Prime Minister Yehude Simon Munaro of Peru to serve as a business commissioner to promote the resources of the Northern Province of Peru. Mr. Leung obtained his Bachelor of Arts in Business Administration from Canton College (China) in 1993. Mr. Leung brings to the Board of Directors his business insight, knowledge and experience in the mining and agricultural industries.

KwaiYau Tony HO, age 54, joined our Board of Directors on November 1, 2017. He has served as the director of Xin Tai Asset Management Co., Ltd, a professional leasing and financing company, since 2015. Concurrently, he as also served as the CEO of Hong Kong Caspian Sea International Trading company which focused on trade in Eastern Europe and trade financing. In 2011, Mr. Ho founded and served as the executive director of Huiying Development Limited, a wine trading business focused on the Europe and China trade. This business was sold in 2015. Mr. Ho brings to our board his extensive experience in the leasing industry and knowledge of and experience with the European markets.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2020 and 2019 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2020, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Koon Wing CHEUNG,	2020	$86,121	–	–	–	–	–	–	$86,121
CEO and Director	2019	$85,833	–	–	–	–	–	–	$85,833

Miky Y. C. WAN, CEO,	2020	$0	–	–	–	–	–	–	$0
President and Director	2019	$0	–	–	–	–	–	–	$0

___________

(1)	All cash compensation was paid in Hong Kong Dollars, our functional currency.

Narrative disclosure to Summary Compensation Table

Lee Tat and Mr. Cheung are parties to an Employment Agreement, made effective January 1, 2015, pursuant to which Mr. Cheung agreed to serve as a director of Lee Tat (the “Cheung Employment Agreement”) at a compensation rate of HK$30,000. Mr. Cheung’s compensation was increased to HK$40,000 per month en December 31, 2015. The Cheung Employment Agreement may be terminated by either party at any time by giving seven (7) days’ notice thereof. The foregoing description of the Cheung Employment Agreement is qualified in its entirety by reference to the Cheung Employment Agreement, the English translation of which is filed as Exhibit 10.2 to this Registration Statement and incorporated herein by reference.

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

Director Compensation

None of our directors received any compensation for their service as a director for the year ended December 31, 2020.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee and, for the year ended December 31, 2020, the compensation, if any, of our executive officers was recommended by our Chief Executive Officer and Chairman and such recommendations were approved by our board of directors. None of our executive officers currently serves as a member of the compensation committee or as a director with compensation duties of any entity that has executive officer serving on our board of directors. None of our executive officers has served in such capacity in the past 12 months.

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

Miky Y.C. WAN

Chio Meng LEUNG

Kwai Yau (Tony) HO

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of June 1, 2021, for: (i) each of our named executive officers; (ii) each of our directors; (iii) all of our current executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)

Kwai Yau (Tony) HO	0	–%
Chio Meng LEUNG	0	–%
Miky Y.C. WAN (2)	7,684,350	35.75%
Connie Y.M. KWOK(3)	52,657	0.25%
All executive officers and directors as a Group (6 persons)	18,698,154	87%

5% or Greater Stockholders:
Asia Cosmos Group Limited (2)	7,684,350	35.75%
Koon Wing CHEUNG	10,961,147	51%

__________________

(1)

Applicable percentage ownership is based on 21,536,933 shares of common stock outstanding as of  June 1, 2020, together with securities exercisable or convertible into shares of common stock within 60 days of June 1, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of June 1, 2020, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Miky Wan, our President, Chief Executive Officer and director owns 100% of Asia Cosmos Group Limited which directly own 7,684,350 shares of our common stock. As a result, Ms. Wan is deemed to beneficially own shares held by Asia Cosmos Group Limited.

(3)	Resigned on January 25, 2021

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2020 and 2019, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

As of December 31, 2020 and 2019, we obtained from Cosmos Links International Holding Limited, an entity ultimately controlled by Miky Wan, our President, Chief Executive Officer and director, unsecured, interest-free advances which have an aggregate principal amount of $85,628 and $85,111 with no fixed terms of repayments.

As of December 31, 2020 and 2019, we obtained from Asia Cosmos Group Limited, an entity ultimately controlled by Miky Wan, our President, Chief Executive Officer and director, unsecured, interest-free advances which have an aggregate principal amount of $370,167 and $331,119 with no fixed terms of repayments.

The Company has advanced funds from Koon Wing Cheung, a shareholder of the Company and director of Lee Tat International Holdings limited, for working capital purposes. As of September 30, 2020 and December 31, 2019 there were $103,176 and $0 advances outstanding, respectively. Those advances are unsecured, bear no interest, and are due on demand.

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

	Years ended December 31,
	2020		2019

Audit fees (1)	US$	13,500	US$	50,000

Audit related fees (2)		–		–

Tax fees		–		–

All other fees		–		–

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

________________

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COSMOS GROUP HOLDINGS INC.

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cosmos Group Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the consolidated accompanying balance sheet of Cosmos Group Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2020, the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with the U.S. generally accepted accounting principles in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2020.

Diamond Bar, California

June 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors and of

COSMOS GROUP HOLDINGS INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Cosmos Group Holdings Inc. and Subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive (loss) income, cash flows and changes in stockholders’ deficit for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, as of December 31, 2020, the Company has suffered from an accumulated deficit and working capital deficit. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ HKCM CPA & Co.

HKCM CPA & Co.

We have served as the Company's auditor since 2017.

Hong Kong, China

April 29, 2020

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$–	$28,816
Accounts receivable (including related party), net	–	64,570

Total current assets	–	93,386

Non-current assets:
Plant and equipment, net	33,808	47,508

Assets classified as discontinued operations	–	31,162
TOTAL ASSETS	$33,808	$172,056

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$151,173	$71,220
Due to related parties	512,537	416,230
Lease liability	–	8,333
Income tax payable	–	11,958

Total current liabilities	663,710	507,741

Non-current liabilities:
Deferred tax liabilities	7,886	7,839

Liabilities classified as discontinued operations	–	46,266

TOTAL LIABILITIES	671,596	561,846

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 21,536,933 and 21,536,933 shares issued and outstanding as of December 31, 2020 and 2019	21,536	21,536
Additional paid in capital	395,516	395,516
Accumulated deficit	(1,052,582)	(806,842)
Accumulated other comprehensive loss	(2,258)	–

Total stockholders’ deficit	(637,788)	(389,790)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,808	$172,056

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2020	2019

Revenue	$90,543	$671,295
Revenue - related party	44,776	–
Total revenues, net	135,319	671,295

Cost of revenue	(125,337)	(570,231)

Gross profit	9,982	101,064

Operating expenses
General and administrative	(269,967)	(780,578)

Total operating expenses	(269,967)	(780,578)

Loss from operation	(259,985)	(679,514)

Other (expense) income:
Gain on disposal of plant and equipment	–	8,414
Interest expense	(943)	(2,251)
Interest income	2	2

Total other (expense) income	(941)	6,165

Loss before income taxes	(260,926)	(673,349)

Income tax benefit	-	4,916

Loss from continuing operations	(260,926)	(668,433)
Loss from discontinued operations, net of tax	(6,286)	(15,104)
Gain on disposal of discontinued operations, net of tax	21,472	–

NET LOSS	$(245,740)	$(683,537)

Other comprehensive loss:
– Foreign currency translation loss	(2,258)	–

COMPREHENSIVE LOSS	$(247,998)	$(683,537)

Net loss per share:-
Continuing operations – basic and diluted	$(0.01)	$(0.03)
Discontinued operations – basic and diluted	0.00	(0.00)
Net loss per share – basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding
– basic and diluted	21,536,933	21,493,897

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(245,740)	$(683,537)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	13,983	18,352
Gain on disposal of discontinued operations	(21,472)	–
Gain on disposal of plant and equipment	–	(8,414)
Stock based compensation	–	395,560
Provision for bad debts	48,920	–

Change in operating assets and liabilities:
Accounts receivable	15,650	(10,474)
Accounts payable and accrued liabilities	79,953	27,184
Income tax payable	(11,958)	(9,544)
Net cash provided by (used in) operating activities from discontinued operations	1,043	(8,926)

Net cash used in operating activities	(119,621)	(279,799)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	–	26,282
Net cash used in investing activities from discontinued operations	–	(19,672)

Net cash provided by investing activities	–	6,610

Cash flows from financing activities:
Advances from related parties	96,307	266,154
Repayment of lease liability	(8,333)	(20,000)
Net cash provided by financing activities from discontinued operations	5,328	43,702

Net cash provided by financing activities	93,302	289,856

Foreign currency translation adjustment	(2,497)	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,816)	16,667

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,816	12,149

CASH AND CASH EQUIVALENTS, END OF YEAR	$–	$28,816

Supplemental cash flow information:
Cash paid for tax	$943	$–
Cash paid for interest	$11,958	$2,251

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common stock		Accumulated other	Additional		Total
	Number of shares	Amount	comprehensive loss	paid in capital	Accumulated deficit	stockholders’ deficit
Balance as of December 31, 2018	21,492,933	$21,492	$–	$–	$(123,305)	$(101,813)
Shares issued for service rendered	44,000	44	–	395,516	–	395,560
Net loss	–	–	–	–	(683,537)	(683,537)
Balance as of December 31, 2019	21,536,933	21,536	–	395,516	(806,842)	(389,790)
Foreign currency translation adjustment	–	–	(2,258)	–	–	(2,258)
Net loss	–	–	–	–	(245,740)	(245,740)
Balance as of December 31, 2020	21,536,933	$21,536	$(2,258)	$395,516	$(1,052,582)	$(637,788)

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

In July 2019, the Company entered into the business of developing and delivering educational content. On July 19, 2019, the Company acquired 5,100 Ordinary Shares of Hong Kong Healthtech Limited, a limited company organized under the laws of Hong Kong (“HKHL”), from Wing Lok Jonathan SO (“SWL”) pursuant to the terms of a Share Exchange Agreement (the “Share Exchange Agreement”). Such securities represented approximately 51% of the issued and outstanding securities of HKHL. As consideration, the Company issued 6,232,951 shares of its common stock, at a per share price of US$8.99.

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

Effective November 12, 2019, the Company mutually terminated the Consulting Agreement, and Mr. Hung agreed to return the Hung Shares to the Company for cancellation. On December 27, 2019, all parties mutually terminated the Share Exchange Agreement and IP License Agreement. As a result, 5,100 Ordinary Shares of HKHL were returned to SWL and the 6,232,951 shares of the Company’s common stock issued in exchange therefor were returned to us for cancellation. On December 30, 2019, Kai Chi WONG resigned from his position as Chief Operating Officer of the Company.

Prior to March, 2020, the Company operated its AI educational business through its wholly owned subsidiaries Cosmos Robotor Holdings Limited, a British Virgin Islands corporation (“Cosmos Robotor”), organized on May 7, 2019, AiTeach International Limited, a Hong Kong limited liability company, organized on June 3, 2019. On March 16, 2020, the Company approved to discontinue and exit its AI Education business. On May 4, 2020, the Company completed a stock transfer agreement with each of the three purchasers (the “Purchasers”), pursuant to which the Company agreed to transfer its 100% interest in Cosmos Robotors to the three Purchasers for $50 in aggregate, and the Purchasers agreed to assume all the assets and liabilities of Cosmos Robotor. The results of AI Education business have been presented as a discontinued operation in the consolidated financial statements (see Note 4).

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Discontinued operations

On March 16, 2020, the Company approved to discontinue and exit its AI Education business. For the years ended December 31, 2020 and 2019, the revenues, expenses, assets and liabilities related to AI Education business were retrospectively presented and reported as discontinued operations on the Consolidated Balance Sheets, the Consolidated Statement of Operations and the Consolidated Statements of Cash Flows. See Note 4 – Business Combination and Discontinued Operations.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2020 and 2019, the allowance for doubtful accounts was $48,920 and $0, respectively, based on management’s assessment.

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

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years ended December 31, 2020 and 2019.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2020 and 2019, the Company did not have any significant unrecognized uncertain tax positions.

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

	2020	2019
Year-end US$:HK$1 exchange rate	0.1290	0.1282
Annual average US$:HK$1 exchange rate	0.1289	0.1282

•	Retirement plan costs

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operated in two business segments during the year ended December 31, 2019, which were Transportation business and AI Education business in Hong Kong. The AI Education business has generated no revenue and no such reporting segment is separately disclosed in the accompanying financial statements. On March 16, 2020, the Company approved to discontinue and exit its AI Education business.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, accounts payable, income tax payable, due to related parties, lease liability, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. This adoption on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019. This adoption on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

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

The Company has suffered from an accumulated deficit of $1,052,582 and working capital deficit of $663,710, at December 31, 2020. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

However, no revenue was generated or no physical operation was commenced from this business combination during the year ended December 31, 2019.

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

The results of AI Education business have been presented as a discontinued operation in the consolidated statements of operations and comprehensive loss. Selected operating results for the discontinued business are presented in the following table:

	For the
	Period from
	January 1,	For the Year
	2020 to	Ended
	May 4, 2020	December 31, 2019s

Net revenue	$-	$-
Cost of revenue	-	(782)
General and administrative expense	(6,292)	(14,322)
Other income	6	-
Loss before income taxes	(6,286)	(15,104)
Income taxes	-	-
Loss from discontinued operations, net of tax	$(6,286)	$(15,104)

Net assets of discontinued operations as of May 4, 2020 upon disposal and as of December 31, 2019 were summarized as follows:

	As of	As of
	May 4,	December 31,
	2020	2019
Cash & cash equivalents	$11,189	$12,262
Property and equipment	17,721	18,900
Assets from discontinued operations	$28,910	$31,162

Accrued expenses	$1,302	$2,564
Due to director	24,016	24,226
Due to related parties	25,014	19,476
Liabilities from discontinued operations	$50,332	$46,266

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE–5 PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2020	2019

Service vehicle, at cost	$111,914	$111,238
Less: accumulated depreciation	(78,106)	(63,730)
	$33,808	$47,508

Depreciation expense for the years ended December 31, 2020 and 2019 were $13,983 and $18,352, as part of cost of revenue, respectively.

NOTE–6 LEASE LIABILITY

The Company purchased a service vehicle under a finance lease agreement with the effective interest rate of 2.25% per annum, due through May 29, 2020, with principal and interest payable monthly. As of December 31, 2020, the Company paid off the installment of lease liability.

Right of use assets and lease liability – right of use are as follows:

	As of December 31
	2020	2019

Right of use assets	$–	$47,508

The lease liability – right of use is as follows:

	As of December 31
	2020	2019

Current portion	$–	$8,333
Non-current portion	–	–

Total	$–	$8,333

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE–7 INCOME TAXES

For the years ended December 31, 2020 and 2019, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2020	2019
Tax jurisdiction from:
- Local	$(77,363)	$(594,236)
- Foreign	(183,563)	(79,113)
Loss before income taxes	$(260,926)	$(673,349)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2020	2019
Current:
- Local	$–	$–
- Foreign	–	244

Deferred:
- Local	–	–
- Foreign	–	(5,160)
Income tax credit	$–	$(4,916)

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

As of December 31, 2020, the operation in the United States of America incurred $2,707,501 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $568,575 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, the Company is not subject to tax on income.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at a standard income tax rate of 16.5% on the assessable income arising in Hong Kong during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Years ended December 31,
	2020	2019

Loss before income taxes	$(183,258)	$(78,067)
Statutory income tax rate	16.5%	16.5%
Income tax benefit at statutory rate	(30,238)	(12,881)
Tax effect from non-deductible items	–	7,146
Tax effect from deductible items	–	(2,215)
Valuation allowance	30,238	–
Tax adjustment	–	8,194
Income tax expense	$–	$244

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019

Deferred tax liabilities:
Accelerated depreciation	$7,886	$7,839

Deferred tax assets:
Net operating loss carryforwards	$598,813	$552,329
Less: valuation allowance	(598,813)	(552,329)
Deferred tax assets, net	$–	$–

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Year
	Ended December 31,
	2020	2019

U.S. statutory tax (benefit)	(21.0)%	(21.0)%
Hong Kong statutory tax (benefit)	(16.5)%	(16.5)%
Permanent and temporary differences	-%	0.7%
Change in deferred tax asset valuation allowance	37.5%	35.6%
Other	-%	0.5%
Effective income tax rate	-%	(0.7)%

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE–8 STOCKHOLDERS’ DEFICIT

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

Concurrently, on July 19, 2019, the Company issued 1,074,647 shares of its common stock an independent consultant for business service in a term of 24 months, at a price of $8.99 per share. This transaction was mutually agreed to terminate by both parties and those shares were cancelled.

On December 24, 2019, the Company issued 44,000 shares of common stocks for service rendered in relation to AI Education business.

As of December 31, 2020 and 2019, the Company had a total of 21,536,933 shares of its common stock issued and outstanding.

NOTE–9 NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019

Net loss attributable to common shareholders	$(245,740)	$(683,537)

Weighted average common shares outstanding – Basic and diluted	21,536,933	21,493,897

Net loss per share – Basic and diluted	$(0.01)	$(0.03)

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE–10 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2020 and 2019, $4,320 and $4,207 contributions were made accordingly.

NOTE–11 RELATED PARTY TRANSACTIONS

Sales to Related Party

Starting March 2020, the Company generates part of its revenue from referring truckload transportation service business to a related party, Lee Tat Logistic Holdings Limited, a company owned by one director of the Company, and charges a fixed rate of commission fee. Revenue from Lee Tat Logistic Holding Limited amounted to $44,776 and $0 for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, accounts receivable from Lee Tat Logistic Holding Limited was $44,797 and $0, respectively, of which $44,797 and $0 was recorded as allowance for doubtful accounts as of December 31, 2020 and 2019, respectively.

Due to Related Parties

As of December 31, 2020 and December 2019, the Company had $85,628 and $85,111 due to Cosmos Links International Holding Limited, respectively. Cosmos Links International Holding Limited is an entity controlled by Miky Wan, President, Chief Executive Officer and director of the Company. Those loans are unsecured, bear no interest, and are due on demand.

As of December 31, 2020 and December 2019, the Company had $370,167 and $331,119 due to Asia Cosmos Group Limited, respectively. Asia Cosmos Group Limited is an entity controlled by Miky Wan, President, Chief Executive Officer and director of the Company. Those loans are unsecured, bear no interest, and are due on demand.

The Company has advanced funds from Koon Wing Cheung, a shareholder of the Company and director of Lee Tat International Holdings limited, for working capital purposes. As of December 31, 2020 and December 31, 2019 there were $56,742 and $0 advances outstanding, respectively. Those advances are unsecured, bear no interest, and are due on demand.

Lease

The Company were provided free office space by its stockholder. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

On July 1, 2020, the Company entered into a lease agreement with Koon Wing Cheung, a shareholder of the Company and director of Lee Tat International Holdings limited, pursuant to which the Company agreed to lease a real property located in Hong Kong from July 1, 2020 to March 31, 2021, with a monthly rent of $7,740 (HK$ 60,000), payable in advance on the 1st day of each month. The future minimum lease payment at December 31, 2020 is $23,220 for the year ended December 31, 2021.

Share Transfer

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

NOTE–12 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2020			December 31, 2020
Customer	Revenues	Percentage of revenues		Accounts Receivable, net

Customer B	$61,294	45%		$-
Customer A	44,776	33%		-
Customer C	26,482	20%		–

Total:	$132,552	98%	Total:	$-

	Year ended December 31, 2019			December 31, 2019
Customer	Revenues	Percentage of revenues		Accounts Receivable, net

Customer B	$332,601	50%		$34,892
Customer C	248,476	37%		20,601

Total:	$581,077	87%	Total:	$55,493

All customers are located in Hong Kong.

(b) Major vendors

For the year ended December 31, 2020, two venders represented more than 10% of the Company’s operating cost. These vendors accounted for 27% and 10% of the Company’s operating cost amounting to $27,847 and $10,537 with $0 and $0 of accounts payable at December 31, 2020, respectively.

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

The Company’s interest-rate risk arises from finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2020 and 2019, borrowing under finance lease was at fixed rate.

NOTE–13 COMMITMENTS AND CONTINGENCIES

As of December 31, 2020, the Company has no material commitments or contingencies.

NOTE–14 SUBSEQUENT EVENTS

On June 17, 2021, the Company entered into a Share Acquisition Agreement (the “Share Acquisition Agreement”), by and among the Company, Massive Treasure Limited, a British Virgin Islands corporation (“Massive Treasure”), and the holders of common shares of Massive Treasure.

Under the terms and conditions of the Share Acquisition Agreement, the Company offered to issue 1,078,269,470 shares of common stock of the Company, in consideration for all the issued and outstanding shares in Massive Treasure. Herbert Lee, expected to be appointed as a Company director, is the beneficial holder of 47,500 common shares, or 95%, of the issued and outstanding shares of Massive Treasure.

The Company will also issue 55,641,014 shares to complete the acquisitions of 12 business entities which Massive Treasure has signed with and remain outstanding.

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS, INC.
(Registrant)

By:	/s/Miky Y.C. Wan
Miky Y.C. Wan
Chief Executive Officer, President and Director

Dated:	June 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Miky Y.C. Wan	Chief Executive Officer, President and Director	June 25, 2021
Miky Y. C. Wan

35