Form 10-Q
period 2021-03-31
Cosmos Group Holdings Inc.
filed 2021-06-29
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Accounts receivable (including related party), net	$-	$-
Non-current assets:
Property, plant and equipment, net	30,226	33,808

TOTAL ASSETS	$30,226	$33,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$173,775	$151,173
Due to related parties	534,258	512,537

Total current liabilities	708,033	663,710

Non-current liabilities:
Deferred tax liabilities	7,864	7,886

TOTAL LIABILITIES	715,897	671,596

Commitments and contingencies	–	–

Stockholders’ deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 21,536,933 and 21,536,933 shares issued and outstanding as of March 31, 2021 and December 31, 2020	21,536	21,536
Additional paid-in capital	395,516	395,516
Accumulated deficit	(1,102,276)	(1,052,582)
Accumulated other comprehensive loss	(447)	(2,258)

Total stockholders’ deficit	(685,671)	(637,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,226	$33,808

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended March 31,
	2021	2020

Revenue	$–	$90,388
Revenue-related party	–	72,912
Total revenues, net	–	163,300

Cost of revenue	–	(112,966)

GROSS PROFIT	–	50,334

OPERATING EXPENSES:
General and administrative	(49,694)	(56,153)
Total operating expenses	(49,694)	(56,153)

LOSS FROM OPERATIONS	(49,694)	(5,819)

Other income (expense):
Interest income	–	1
Interest expense	–	(565)

Total other (expense) income	–	(564)

LOSS BEFORE INCOME TAXES	(49,694)	(6,383)

Income tax expense	–	–

Loss from continuing operation	(49,694)	(6,383)
Loss from discontinued operations, net of tax	–	(6,286)

NET LOSS	$(49,694)	$(12,669)

NET LOSS	(49,694)	(12,669)
Foreign currency translation gain (loss)	1,811	(2,636)
COMPREHENSIVE LOSS	$(47,883)	$(15,305)

Net loss per share:
Continuing operations – basic and diluted	$(0.00)	$(0.00)
Discontinued operations – basic and diluted	-	(0.00)
Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic and diluted	21,536,933	21,536,933

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(49,694)	$(12,669)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,495	3,062
Deferred tax	–	48
Change in operating assets and liabilities:
Accounts receivable	–	(12,635)
Accounts payable and accrued liabilities	22,996	(9,743)
Income tax payable	–	(3,603)
Net cash provided by operating activities from discontinued operations	–	1,043

Net cash used in operating activities	(23,203)	(34,497)

Cash flows from financing activities:
Advances from related parties	23,203	14,107
Repayment of lease liability	–	(4,980)
Net cash provided by financing activities from discontinued operations	–	5,328

Net cash provided by financing activities	23,203	14,455

Effect on exchange rate change on cash and cash equivalents	–	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	–	(20,042)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	28,816

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$8,774

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$565
Cash paid for tax	$–	$3,603

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	capital	income (loss)	deficit	deficit

Balance as of December 31, 2020	21,536,933	$21,536	$395,516	$(2,258)	$(1,052,582)	$(637,788)

Foreign currency translation adjustment	–	–	–	1,811	–	1,811

Net loss	–	–	–	–	(49,694)	(49,694)

Balance as of March 31, 2021	21,536,933	$21,536	$395,516	$(447)	$(1,102,276)	$(685,671)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	capital	income (loss)	losses	deficit
Balance as of December 31, 2019	21,536,933	$21,536	$395,516	$–	$(806,842)	$(389,790)

Foreign currency translation adjustment	–	–	–	(2,636)	–	(2,636)

Net loss	–	–	–	–	(12,669)	(12,669)

Balance as of March 31, 2020	21,536,933	$21,536	$395,516	$(2,636)	$(819,511)	$(405,095)

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

In the opinion of management, the consolidated balance sheet as of December 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2021 and December 31, 2020, the allowance for doubtful accounts was $48,784 and $48,920, respectively, based on management’s assessment.

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

Depreciation expense for the three months ended March 31, 2021 and 2020 were $3,495 and $3,062, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended March 31, 2021 and 2020.

•	Revenue recognition

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

For the three months ended March 31, 2021 and 2020, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2021, the Company did not have any significant unrecognized uncertain tax positions.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2021 and 2020, the Company operates in one reportable operating segment in Hong Kong.

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

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. This adoption on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 - GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss of $49,694 and negative operating cash flows of $23,203, for the period ended March 31, 2021. Also, at March 31, 2021, the Company has incurred an accumulated deficit of $1,102,276.

The continuation of the Company as a going concern through March 31, 2022 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2021 and 2019 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America

As of March 31, 2021, the operation in the United States of America incurred $2,710,001 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $569,100 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered income tax rate from 8.25% to 16.5% on the assessable income arising in Hong Kong during its tax year.

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Three Months
	Ended March 31,
	2020	2020

U.S. statutory tax (benefit)	(21.0)%	(21.0)%
Hong Kong statutory tax (benefit)	(8.25)%	8.25%
Permanent and temporary differences	0%	(8.25)%
Change in deferred tax asset valuation allowance	29.25%	21.0%
Effective income tax rate	0%	0%

NOTE 7 - STOCKHOLDERS’ EQUITY

Authorized stock

The Company’s authorized share is 500,000,000 common shares with a par value of $0.001 per share.

Common stock outstanding

As of March 31, 2021 and December 31, 2020, the Company had a total of 21,536,933 shares of its common stock issued and outstanding, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Sales to related party

Starting March 2020, the Company generates its revenue mostly from referring truckload transportation service business to one of its related party Lee Tat Logistic Holdings Limited, a Company owned by one the director of the Company, and charges a fixed rate of commission fee. Revenue from Lee Tat Logistic Holding Limited amounted to $0 and $72,912 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, accounts receivable from Lee Tat Logistic Holding Limited was $44,672 and $44,797, respectively, of which $44,672 and $44,797 was recorded as allowance for doubtful accounts as of March 31, 2021 and December 31, 2020, respectively.

Due to related parties

As of March 31, 2021 and December 31, 2020, the Company had $85,389 and $85,628 due to Cosmos Links International Holding Limited, respectively. Cosmos Links International Holding Limited is an entity controlled by Miky Wan, President, Chief Executive Officer and director of the Company. Those loans are unsecured, bear no interest, and are due on demand.

As of March 31, 2021 and December 31, 2020, the Company had $368,002 and $370,167 due to Asia Cosmos Group Limited, respectively. Asia Cosmos Group Limited is an entity controlled by Miky Wan, President, Chief Executive Officer and director of the Company. Those loans are unsecured, bear no interest, and are due on demand.

The Company has advanced funds from Koon Wing Cheung, a shareholder of the Company and director of Lee Tat International Holdings limited, for working capital purposes. As of March 31, 2021 and December 31, 2020, there were $80,867 and $56,742 advances outstanding, respectively. Those advances are unsecured, bear no interest, and are due on demand.

Lease

On July 1, 2020, the Company entered into a lease agreement with Koon Wing Cheung, a shareholder of the Company and director of Lee Tat International Holdings limited, pursuant to which the Company agreed to lease a real property located in Hong Kong from July 1, 2020 to March 31, 2021, with a monthly rent of $7,740 (HK$ 60,000), payable in advance on the 1st day of each month.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customer

For the three months ended March 31, 2021, the Company generated no revenue, whilst, for the three months ended March 31, 2020, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Three months ended March 31, 2020			March 31, 2020
Customers	Revenues	Percentage of revenues		Accounts Receivable

Customer A – related party	$72,912	45%		$73,082
Customer B	61,188	37%		3,969
Customer C	26,436	16%		–
Total:	$160,536	98%	Total:	$77,051

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

(d) Exchange rate risk

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

NOTE 10 - SUBSEQUENT EVENTS

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

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred March 31, 2021, up through the date, the Company issued the condensed consolidated financial statements.

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

Overview

The Company, through its subsidiaries, currently engaged in the provision of truckload transportation service in Hong Kong, in which the Company utilized its owned trucks or independent contractor owned trucks for the pickup and delivery of freight from port to the designated destination, upon the customers’ request. Starting March 2020, the Company generates most of its revenues from referring truckload transportation service business to one of its related party Lee Tat Logistic Holdings Limited, a company owned by one director of the Company, and charges a fixed rate of commission fee.

Results of Operations

Comparison of the three months ended March 31, 2021 and March 31, 2020

As of March 31, 2021, we suffered from a working capital deficit of $708,033. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended March 31, 2021, compared to the three months ended March 31, 2020:

	Three months ended March 31,
	2021	2020

Revenue	$–	$163,300
Cost of revenue	–	(112,966)
Gross profit	–	50,334
Operating Expenses	(49,694)	(56,153)
Loss from operations	(49,694)	(5,819)
Total other expense	–	(564)
Income tax expense	–	–
Loss from discontinued operation	–	(6,286)
NET LOSS	$(49,694)	$(12,669)

During the three months ended March 31, 2021, we generated no revenue, whilst, during the three months ended March 31, 2020, the following customers accounted for 10% or more of our total net revenues:

	Three Months ended March 31, 2020		March 30, 2020
	Revenues	Percentage of revenues	Accounts receivable

Lee Tat Logistic Holding Limited	$72,912	45%	$73,082
Hip Tung Cables Company Limited	61,188	37%	3,969
Peaceman Cable Engineering Limited	26,436	16%	–
Total	$160,536	98%	$77,051

All of our major customers are located in Hong Kong.

Revenue. Revenue for the three months ended March 31, 2021 and 2020 was $0 and $163,300. Revenue decreased primarily as a result of the decrease in our business volume.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2021 and 2020 was $0 and $112,966. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $0 and $50,334 for the three months ended March 31, 2021, and 2020, respectively. The decrease in gross profit is primarily attributable to the logistic business slow down.

Operating Expenses. We incurred G&A expenses of $49,694 and $56,153 for the three months ended March 31, 2021, and 2020, respectively.

Other Expenses, net. We incurred net other expenses of $0 and $564 for the three months ended March 31, 2021 and 2020, respectively.

Income Tax Expense. Our income tax expenses for the three months ended March 31, 2021 and 2020 was $0 and $0, respectively.

Net Loss. During the three months ended March 31, 2021 and 2020, we incurred a net loss of $49,694 and $12,669, respectively. The increase in net loss is primarily attributable to sales reduction during this fiscal quarter.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $0 and accounts receivable of $0.

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

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(23,203)	$34,497
Net cash used in investing activities	–	–
Net cash provided by financing activities	$23,203	$14,455

Net Cash Used In Operating Activities.

For the three months ended March 31, 2021, net cash used in operating activities was $23,203 which consisted primarily of a net loss of $49,694, an increase in accounts payable and accrued liabilities of $22,996 and depreciation of property, plant and equipment of $3,495.

For the three months ended March 31, 2020, net cash used in operating activities was $34,497, which consisted primarily of a net loss of $12,669, an increase in account receivable of $12,635, net cash provided by operating activities of discontinued operation of $1,043, a decrease in accounts payable and accrued liabilities of $9,743, a decrease in income tax payable of $3,603, depreciation of property, plant and equipment of $3,062 and deferred tax of $48.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the three months ended March 31, 2021 and 2020, net cash used in investment activities was $0.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2021, net cash provided by financing activities was $23,203 consisting primarily of advances from related parties of $23,203.

For the three months ended March 31, 2020, net cash provided by financing activities was $14,455 consisting primarily of advances from related parties of $14,107 and net cash provided by financing activities of discontinued operation $5,328, offset by repayments on a finance lease of $4,980.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2021:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Amounts due to related parties	$534,258	$534,258	$–	$–	$–
Total obligations	$534,258	$534,258	$–	$–	$–

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

ITEM 4 Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of March 31, 2021, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 28, 2021

