Form 10-Q
period 2021-06-30
Cosmos Group Holdings Inc.
filed 2021-08-16
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55793

COSMOS GROUP HOLDINGS INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-1177460
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

37th Floor, Singapore Land Tower

50 Raffles Place, Singapore 048623

+65 6829 7017

(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Level 7, K11 Atelier Victoria Dockside

18 Salisbury Road, Tsim Sha Tsui

Hong Kong

(Former name or former address, if changed since last report)

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

As of August 10, 2021, the issuer had outstanding 21,536,933 shares of common stock.

TABLE OF CONTENTS.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Non-current assets:
Property, plant and equipment, net	$-	$33,808

TOTAL ASSETS	$-	$33,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,997	$151,173
Amounts due to related parties	-	512,537

Total current liabilities	5,997	663,710

Non-current liabilities:
Deferred tax liabilities	-	7,886

TOTAL LIABILITIES	5,997	671,596

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 21,536,933 and 21,536,933 shares issued and outstanding as of June 30, 2021 and December 31, 2020	21,536	21,536
Additional paid-in capital	395,516	395,516
Accumulated losses	(421,613)	(1,052,582)
Accumulated other comprehensive loss	(1,436)	(2,258)

Total stockholders’ deficit	(5,997)	(637,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$33,808

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue	$-	$139	$-	$90,527
Revenue-related party	-	30,276	-	103,188
Revenue, net	-	30,415	-	193,715

Cost of revenue	-	(62,619)	-	(175,585)

GROSS PROFIT (LOSS)	-	(32,204)	-	18,130

OPERATING EXPENSES:
General and administrative	(5,975)	(74,122)	(55,669)	(130,275)
Total operating expenses	(5,975)	(74,122)	(55,669)	(130,275)

LOSS FROM OPERATIONS	(5,975)	(106,326)	(55,669)	(112,145)

Other income (expense):
Gain on disposal of subsidiaries	173,812	-	173,812	-
Gain from forgiveness of related party's debt	512,826	-	512,826	-
Interest income	-	1	-	2
Interest expense	-	(378)	-	(943)

Total other income (expense)	686,638	(377)	686,638	(941)

INCOME (LOSS) BEFORE INCOME TAXES	680,663	(106,703)	630,969	(113,086)

Income tax expense	-	-	-	-

Income (loss) from continuing operation	680,663	(106,703)	630,969	(113,086)
Loss from discontinued operations, net of tax	-	-	-	(6,286)
Gain on disposal of discontinued operations, net of tax	-	21,472	-	21,472

NET INCOME (LOSS)	$680,663	$(85,231)	$630,969	$(97,900)

NET INCOME (LOSS)	680,663	(85,231)	630,969	(97,900)
Foreign currency translation (loss) gain	(989)	311	822	(2,325)

COMPREHENSIVE INCOME (LOSS)	$679,674	$(84,920)	$631,791	$(100,225)

Net income (loss) per share:
– Basic and diluted	$0.03	$(0.00)	$0.03	$(0.00)

Weighted average common shares outstanding:
– Basic and diluted	21,536,933	21,536,933	21,536,933	21,536,933

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$630,969	$(97,900)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	6,701
Gain on disposal of subsidiaries	(173,812)	-
Gain from forgiveness of related party's debt	(512,826)	-
Gain on disposal of discontinued operations	-	(21,472)
Change in operating assets and liabilities:
Accounts receivable	-	(42,822)
Accounts payable and accrued liabilities	6,000	95,350
Income tax payable	-	(4,828)
Net cash provided by operating activities from discontinued operation	-	1,043

Net cash used in operating activities	(49,669)	(63,928)

Cash flows from financing activities:
Advances from related parties	49,669	43,492
Repayment of finance lease	-	(4,979)
Net cash provided by financing activities from discontinued operation	-	5,328

Net cash provided by financing activities	49,669	43,841

Effect on exchange rate change on cash and cash equivalents	-	45

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	(20,042)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	28,816

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$8,774

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$566
Cash paid for tax	$-	$4,828

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three and six months ended June 30, 2021 and 2020
	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	capital	income (loss)	losses	deficit

Balance as of January 1, 2021	21,536,933	$21,536	$395,516	$(2,258)	$(1,052,582)	$(637,788)

Foreign currency translation adjustment	-	-	-	1,811	-	1,811

Net loss	-	-	-	-	(49,694)	(49,694)

Balance as of March 31, 2021	21,536,933	$21,536	$395,516	$(447)	$(1,102,276)	$(685,671)

Foreign currency translation adjustment	-	-	-	(989)	-	(989)

Net income	-	-	-	-	680,663	680,663

Balance as of June 30, 2021	21,536,933	$21,536	$395,516	$(1,436)	$(421,613)	$(5,997)

Balance as of January 1, 2020	21,536,933	$21,536	$395,516	$-	$(806,842)	$(389,790)

Foreign currency translation adjustment	-	-	-	(2,636)	-	(2,636)

Net loss	-	-	-	-	(12,669)	(12,669)

Balance as of March 31, 2020	21,536,933	$21,536	$395,516	$(2,636)	$(819,511)	$(405,095)

Foreign currency translation adjustment	-	-	-	311	-	311

Net loss	-	-	-	-	(85,231)	(85,231)

Balance as of June 30, 2020	21,536,933	$21,536	$395,516	$(2,325)	$(904,742)	$(490,015)

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

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

In the opinion of management, the consolidated balance sheet as of December 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

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

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

Cosmos Group Holdings Inc. (the “Company” or “COSG”) was incorporated in the state of Nevada on August 14, 1987.

The Company, through its subsidiaries, mainly engaged in the provision of truckload transportation service in Hong Kong, in which the Company utilized its owned trucks or independent contractor owned trucks for the pickup and delivery of freight from port to the designated destination, upon the customers’ request. On June 28, 2021, the transportation service ceased and was sold to its related party, Koon Wing Cheung the former director.

On June 28, 2021, the Company’s Chief Executive Officer, and Koon Wing Cheung completed the sale of their 6,230,618 and 8,149,670 shares, respectively, to Chan Man Chung. The common stock sold constituted sixty-six and seventy-seven hundredth percent (66.77%) of the issued and outstanding shares of our common stock. It resulted in a change of control.

In connection with such sale, Miky Wan, the Company’s CEO, President and CFO, resigned from her positions as a director and sole executive officer of the Company. Concurrently therewith, Messrs. Chan Man Chung, Lee Ying Chiu Herbert and Tan Tee Soo were appointed to the Company’s Board of Directors and Chan Man Chung was appointed to serve as the CEO, CFO and Secretary of the Company.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

☐	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

☐	Basis of consolidation

The condensed consolidated financial statements include the financial statements of COSG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

☐	Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

☐	Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

☐	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which is due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of the fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

☐	Property, plant and equipment

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

Depreciation expense for the three months ended June 30, 2021 and 2020 were $0 and $3,640, respectively.

Depreciation expense for the six months ended June 30, 2021 and 2020 were $0 and $6,990, respectively.

☐	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the six months ended June 30, 2021.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

☐	Revenue recognition

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

The Company derives its revenues from the rendering of transportation services and recognizes in full upon completion of delivery to the receiver’s location. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

☐	Comprehensive income

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

☐	Income taxes

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three and six months ended June 30, 2021 and 2020, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2021, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

☐	Finance leases

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

☐	Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents have been issued and if the additional common shares were dilutive.

☐	Foreign currencies translation

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

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiaries in Hong Kong maintain their books and records in their local currency, Hong Kong Dollars ("HK$"), which is a functional currency, being the primary currency of the economic environment in which these entities operate.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

☐	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

☐	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended June 30, 2021 and 2020, the Company operates in one reportable operating segment in the Hong Kong.

☐	Fair value of financial instruments

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

☐	Recent accounting pronouncements

Recently Enacted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 requires that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on the financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on July 1, 2024, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on the financial statements.

NOTE 4 - GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has negative operating cash flows of $49,669 for the period ended June 30, 2021. Also, at June 30, 2021, the Company has incurred an accumulated deficit of $421,613.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations and deploying a new business model. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 5 - INCOME TAXES

The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America.

As of June 30, 2021, the operation in the United States of America incurred $2,029,363 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $426,166 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY

Authorized stock

The Company’s authorized share is 500,000,000 common shares with a par value of $0.001 per share.

Common stock outstanding

As of June 30, 2021 and December 31, 2020, the Company had a total of 21,536,933 shares of its common stock issued and outstanding, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Sales to related party

On June 28, 2021, the Company sold the transportation service to a related party, Koon Wing Cheung, the former director at the carrying value and resulted with a gain of $173,812 from disposal of subsidiaries.

Due to related parties

On June 28, 2021, the related party forgave the Company a debt of $512,826.

Apart from the transactions and balances detailed elsewhere in these accompanying financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 8 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Exchange rate risk

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

(b) Risk from COVID-19 pandemic

The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in Hong Kong in a limited period during 2020. Due to the nature of the Company’s business, the impact of the closure on the operational capabilities was not significant. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and mutation of the virus and the actions to contain its impact , that are beyond the Company’s control. There is no guarantee that the Company’s revenues will grow or remain at a similar level in the foreseeable period.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On June 17, 2021, the Company entered into a Share Acquisition Agreement (the “Share Acquisition Agreement”), by and among the Company, Massive Treasure Limited, a British Virgin Islands corporation (“Massive Treasure”), and the holders of common shares of Massive Treasure. Under the terms and conditions of the Share Acquisition Agreement, the Company offered to issue 1,078,269,470 shares of common stock of the Company, in consideration for all the issued and outstanding shares in Massive Treasure. Herbert Lee, our director, is the beneficial holder of 47,500 common shares, or 95%, of the issued and outstanding shares of Massive Treasure.

The Company will also issue 55,641,014 shares to complete the acquisitions of 12 business entities which Massive Treasure has signed with and remain outstanding.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred June 30, 2021, up through the date, the Company issued the condensed consolidated financial statements.

On July 23, 2021, the Company and Lee Ying Chiu Herbert, the Company’s director, entered into a Sale and Purchase Agreement pursuant to which the Company agreed to purchase Fifty-Five (55) sets of art collectibles (the “Collectibles”) for HK$10,344,000, payable through the issuance of 180,855 shares of common stock of the Company (the “Shares”). The Collectibles were appraised by an independent third party appraisal firm with a valuation amount equal to or exceeding HK$12,930,000. The consummation of such sale occurred on August 13, 2021.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Concerning Forward-Looking Statements” on page 2.

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

Overview

The Company is engaged in the physical arts and collectibles business, and intend to provide authentication, valuation and certification (AVC) services, sale and purchase, hire purchase, financing, insurance, custody, security and exhibition (CSE) services. On July 23, 2021, the Company and Lee Ying Chiu Herbert, our director, (the “Seller”) entered into a Sale and Purchase Agreement pursuant to which the Company agreed to purchase Fifty-Five (55) sets of art collectibles (the “Collectibles”) for HK$10,344,000, payable through the issuance of 180,855 shares of common stock of the Company (the “Shares”). The Collectibles were appraised by an independent third party appraisal firm with a valuation amount equal to or exceeding HK$12,930,000. The sale consummated on August 13, 2021.

On June 17, 2021, the Company entered into a Share Acquisition Agreement (the “Share Acquisition Agreement”), by and among the Company, Massive Treasure Limited, a British Virgin Islands corporation (“Massive Treasure”), and the holders of common shares of Massive Treasure. Under the terms and conditions of the Share Acquisition Agreement, the Company offered to issue 1,078,269,470 shares of common stock of the Company, in consideration for all the issued and outstanding shares in Massive Treasure. Herbert Lee, our director, is the beneficial holder of 47,500 common shares, or 95%, of the issued and outstanding shares of Massive Treasure.

The Company will also issue 55,641,014 shares to complete the acquisitions of 12 business entities with Massive Treasure has signed. As of the date of this report, these acquisitions have not yet consummated.

Change in Control

On June 14, 2021, Asia Cosmos Group Limited, an entity controlled by our Chief Executive Officer, and Koon Wing Cheung agreed to sell 6,230,618 and 8,149,670 shares, respectively, of our common stock to Chan Man Chung for a total purchase price of four hundred twenty thousand dollars (US$420,000). The common stock being sold constitutes sixty-six and seventy-seven hundredth percent (66.77%) of the issued and outstanding shares of our common stock. The sellers relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to Mr. Chan. The funds came from the personal funds of Mr. Chan, and was not the result of a loan. The closing occurred June 28, 2021.

In connection with the sale, Miky Y.C. Wan, our CEO, President and CFO resigned from her positions as director and CEO and CFO of the Company. Concurrently, Messrs. Chan Man Chung, Lee Ying Chiu Herbert and Tan Tee Soo were appointed to the Company’s Board of Directors and Chan Man Chung was appointed as the CEO, CFO and Secretary of the Company.

Prior to the change in control, we were a Hong Kong-based specialty commercial logistic company.

Entry Into Collectibles Business

On July 23, 2021, the Company and Lee Ying Chiu Herbert, our director, (the “Seller”) entered into a Sale and Purchase Agreement pursuant to which the Company agreed to purchase Fifty-Five (55) sets of art collectibles (the “Collectibles”) for HK$10,344,000, payable through the issuance of 180,855 shares of common stock of the Company (the “Shares”). The sale consummated on August 13, 2021. It is our understanding that Herbert Lee is not a U.S. Persons within the meaning of Regulations S. Accordingly, the Shares were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

Results of Operations.

Comparison of the three months ended June 30, 2021 and June 30, 2020

As of June 30, 2021, we had a working capital deficit of $5,997. As a result, our continuation as a going concern is dependent upon improving our profitability and continued financial support from our stockholders or other capital sources. Management believes that continued financial support from existing shareholders and external financing will provide the additional cash necessary to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three months ended June 30,
	2021	2020

Revenue	$–	$30,415
Cost of revenue	–	(62,619)
Gross profit (loss)	–	(32,204)
Operating Expenses	(5,975)	(74,122)
Loss from operations	(5,975)	(106,326)
Total other income (expense)	686,638	(377)
Income tax expense	–	–
Gain on disposal of discontinued operations	–	21,472
NET INCOME (LOSS)	$680,663	$(85,231)

During the three months ended June 30, 2021, we generated no revenue and had no customers. During the during the three months ended June 30, 2020, the following customers accounted for 10% or more of our total net revenues:

	Three Months ended June 30, 2020		June 30, 2020
	Revenues	Percentage of revenues	Accounts receivable

Lee Tat Logistic Holding Limited	$30,276	99%	$103,268

All of our major customers are located in Hong Kong.

Revenue. Revenue for the three months ended June 30, 2021 and 2020 was $0 and $30,415. Due to the pandemic, we did not have any business volume during the three months ended June 30, 2021.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2021 and 2020 was $0 and $62,619. The decrease of cost of revenue was primarily  a result of the pandemic-related decrease in our business volume.

Gross Profit (loss).

We achieved a gross profit (loss) of $0 and $(32,204) for the three months ended June 30, 2021, and 2020, respectively. The decrease in gross profit is primarily attributable to the slowdown of the logistic business during the pandemic.

Operating Expenses.

We incurred G&A expenses of $5,975 and $74,122 for the three months ended June 30, 2021, and 2020, respectively.

Other Income (Expenses), net. We incurred net other income (expenses) of $686,638 and $(377) for the three months ended June 30, 2021 and 2020, respectively. The increase in net other income is primarily attributable to disposal of our subsidiaries during this fiscal quarter.

Income Tax Expense. Our income tax expenses for the three months ended June 30, 2021 and 2020 was $0 and $0, respectively.

Net Income (Loss)

. During the three months ended June 30, 2021 and 2020, we incurred a net income (loss) of $680,663 and $(85,231), respectively. The increase in net income is primarily attributable to disposal of subsidiaries during this fiscal quarter.

Comparison of the six months ended June 30, 2021 and June 30, 2020

The following table sets forth certain operational data for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six months ended June 30,
	2021	2020

Revenue	$–	$193,715
Cost of revenue	–	(175,585)
Gross profit	–	18,130
Operating Expenses	(55,669)	(130,275)
Loss from operations	(55,669)	(112,145)
Total other income (expense)	686,638	(941)
Income tax expense	–	–
Loss from discontinued operations, net of tax	–	(6,286)
Gain on disposal of discontinued operations	–	21,472
NET INCOME (LOSS)	$630,969	$(97,900)

During the six months ended June 30, 2021, we generated no revenue and had no customers. During the six months ended June 30, 2020, the following customers accounted for 10% or more of our total net revenues:

	Six Months ended June 30, 2020		June 30, 2020
	Revenues	Percentage of revenues	Accounts receivable

Lee Tat Logistic Holding Limited	$103,188	53%	$103,268
Hip Tung Cables Company Limited	61,283	32%	3,969
Peaceman Cable Engineering Limited	26,477	14%	–
Total	$190,948	99%	$107,237

All of our major customers are located in Hong Kong.

Revenue

. Revenue for the six months ended June 30, 2021 and 2020 was $0 and $193,715. Due to the pandemic, we did not have any business volume during the six months ended June 30, 2021.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2021 and 2020 was $0 and $175,585. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $0 and $18,130 for the six months ended June 30, 2021, and 2020, respectively. The decrease in gross profit is primarily attributable to the pandemic-related logistic business slow down.

Operating Expenses.

We incurred G&A and professional expenses of $55,669 and $130,275 for the six months ended June 30, 2021, and 2020, respectively.

Other Income (Expenses), net. We incurred net other income (expenses) of $686,638 and $(941) for the six months ended June 30, 2021 and 2020, respectively. The increase in net other income is primarily attributable to disposal of our subsidiaries during this fiscal quarter.

Income Tax Expense. Our income tax expenses for the six months ended June 30, 2021 and 2020 was $0 and $0, respectively.

Net Income (Loss). During the six months ended June 30, 2021 and 2020, we incurred a net income (loss) of $630,969 and $(97,900), respectively. The increase in net income is primarily attributable to disposal of subsidiaries during this fiscal quarter.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $0 and accounts receivable of $0.

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

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(49,669)	$(63,928)
Net cash used in investing activities	–	–
Net cash provided by financing activities	$49,669	$43,841

Net Cash Used In Operating Activities.

For the six months ended June 30, 2021, net cash used in operating activities was $49,669 which consisted primarily of a net income of $630,969, gain on disposal of subsidiaries of $173,812 and gain from forgiveness of related party’s debt of $512,826.

For the six months ended June 30, 2020, net cash used in operating activities was $63,928, which consisted primarily of a net loss of $97,900, an increase in account receivable of $42,822, net cash provided by operating activities of discontinued operation of $1,043, an increase in accounts payable and accrued liabilities of $95,350, a decrease in income tax payable of $4,828and gain on disposal of discontinued operations of $21,472.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the six months ended June 30, 2021 and 2020, net cash used in investment activities was $0.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2021, net cash provided by financing activities was $49,669 consisting of advance from related parties of $49,669.

For the six months ended June 30, 2020, net cash provided by financing activities was $43,841 consisting primarily of advances from related parties of $43,492 and net cash provided by financing activities of discontinued operation $5,328, offset by repayments on a finance lease of $4,979.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as of June 30, 2021.

On June 17, 2021, the Company entered into a Share Acquisition Agreement (the “Share Acquisition Agreement”), by and among the Company, Massive Treasure Limited, a British Virgin Islands corporation (“Massive Treasure”), and the holders of common shares of Massive Treasure. Under the terms and conditions of the Share Acquisition Agreement, the Company offered to issue 1,078,269,470 shares of common stock of the Company, in consideration for all the issued and outstanding shares in Massive Treasure. Herbert Lee, our director, is the beneficial holder of 47,500 common shares, or 95%, of the issued and outstanding shares of Massive Treasure.

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

☐	Basis of consolidation

The condensed consolidated financial statements include the financial statements of COSG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

☐	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

☐	Property, plant and equipment

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

☐	Impairment of long-lived assets

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

☐	Revenue recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from the rendering of transportation services and recognizes in full upon completion of delivery to the receiver’s location. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

☐	Income taxes

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

☐	Foreign currencies translation

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

☐	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

☐	Fair value of financial instruments

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

☐	Recent accounting pronouncements

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

ITEM 4 Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2021, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A Risk Factors

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

We have conducted and expect to continue to conduct our operations and generate our revenue in Hong Kong, S.A.R. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. Policies of the PRC government can have significant effects on economic conditions in Hong Kong. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

☐	changes in laws, regulations or their interpretation especially with respect to Hong Kong;
☐	confiscatory taxation;
☐	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;
☐	expropriation or nationalization of private enterprises; and
☐	the allocation of resources.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in Hong Kong may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the United States, with significant policies changes being made from time to time without notice. These policies may be extended to apply to companies that operate in Hong Kong.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our business. Consequently, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

On December 28, 2019, the newly amended Securities Law of the PRC (the “PRC Securities Law”) was promulgated, which became effective on March 1, 2020. According to Article 177 of the PRC Securities Law (“Article 177”), the securities regulatory authority of the State Council may establish a regulatory cooperation mechanism with securities regulatory authorities of another country or region for the implementation of cross-border supervision and administration. Article 177 further provides that overseas securities regulatory authorities shall not engage in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and that no Chinese entities or individuals shall provide documents and information in connection with securities business activities to any organizations and/or persons aboard without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this prospectus, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

We believe Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. Our principal business operation is conducted in Hong Kong. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within three years.. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

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

_________

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

COSMOS GROUP HOLDINGS INC.

	By:	/s/ Man Chung CHAN
Man Chung CHAN
Chief Executive Officer, Chief Financial Officer, Secretary

Date: August 16, 2021

