Form 10-Q
period 2021-09-30
Cosmos Group Holdings Inc.
filed 2021-11-19
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55793

COSMOS GROUP HOLDINGS INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-1177460
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

37th Floor, Singapore Land Tower

50 Raffles Place, Singapore 048623

+65 6829 7017

(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
None.	N/A	N/A

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

As of November 15, 2021, the Company had outstanding 358,067,481 shares of common stock.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021.

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

2

TABLE OF CONTENTS.

		Page

PART I FINANCIAL INFORMATION

ITEM 1	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	F-2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (Unaudited)	F-4

	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2021 (Unaudited)	F-5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 - F18

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	14

ITEM 4	Controls and Procedures	14

PART II OTHER INFORMATION

ITEM 1	Legal Proceedings	15

ITEM 1A	Risk Factors	15

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

ITEM 3	Defaults upon Senior Securities	15

ITEM 4	Mine Safety Disclosures	15

ITEM 5	Other Information	15

ITEM 6	Exhibits	16

SIGNATURES		17

3

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

4

COSMOS GROUP HOLDINGS INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)	(Restated)
Current asset:
Cash and cash equivalents	$2,703,539	$773,381
Digital assets	220,513	-
Loan receivables, net	18,005,477	11,943,595
Loan interest and fee receivables, net	1,429,222	679,341
Inventories	1,148,903	-
Amounts due from related parties	-	138,020
Prepayment and other receivables	796,418	702,037
Income tax receivable	-	1,420
Right-of-use assets, net	368,947	483,537

Total current assets	24,673,019	14,721,331

Non-current assets:
Property and equipment, net	77,504	246,575
Intangible assets	38,891	-
Loan receivables, net	1,166,136	290,229

TOTAL ASSETS	$25,955,550	$15,258,135

LIABILTIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$4,188,607	$327,586
Loan payable	1,161,212	4,811,843
Amounts due to related parties	20,474,746	9,648,400
Income tax payable	374,808	-
Operating lease liabilities	381,447	483,537

Total current liabilities	26,580,820	15,271,366

TOTAL LIABILITIES	26,580,820	15,271,366

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized; 355,628,272 and 333,910,484 issued and outstanding as of September 30, 2021 and December 31, 2020	355,628	333,911
Common stock to be issued	800,000	800,000
Additional paid-in capital	1,334,529	-
Accumulated other comprehensive loss	(10,657)	(5,374)
Accumulated deficit	(3,775,794)	(1,379,358)
	(1,296,294)	(250,821)
Noncontrolling interest	671,024	237,590

Total stockholders’ deficit	(625,270)	(13,231)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,955,550	$15,258,135

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue, net	$2,282,399	$1,554,251	$5,510,344	$3,414,244

Cost of revenue	(220,733)	(327,845)	(997,679)	(795,041)

Gross profit	2,061,666	1,226,406	4,512,665	2,619,203

Operating expenses:
Sales and marketing expenses	(94,508)	(32,789)	(136,862)	(70,889)
General and administrative expenses	(4,391,148)	(825,464)	(6,040,872)	(2,154,947)
Total operating expenses	(4,485,656)	(858,253)	(6,177,734)	(2,225,836)

(LOSS) INCOME FROM OPERATION	(2,423,990)	368,153	(1,665,069)	393,367

Other income (expense):
Recovery from bad debt	-	(31,934)	-	-
Interest income	89	162	89	162
Other income	3,085	60,416	3,085	60,416
Gain from forgiveness of related party debt	-	23	140,712	52,143
Impairment loss on digital asset	(37,451)	-	(37,451)	-
Loss from the disposal of digital assets	(14)	-	(14)	-
Total other income (expense)	(34,291)	28,667	106,421	112,721

(LOSS) INCOME BEFORE INCOME TAXES	(2,458,281)	396,820	(1,558,648)	506,088

Income tax (expense) credit	(163,524)	3	(377,453)	6,051

NET (LOSS) INCOME	(2,621,805)	396,823	(1,936,101)	512,139

Net income attributable to noncontrolling interest	103,026	191,088	432,802	248,061

Net (loss) income attributable to COSG	(2,724,831)	205,735	(2,368,903)	264,078

Other comprehensive income:
Foreign currency adjustment (loss) gain	(4,948)	296	(5,283)	(1,634)

COMPREHENSIVE (LOSS) INCOME	$(2,729,779)	$206,031	$(2,374,186)	$262,444

Net (loss) income per share – Basic and Diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding
Basic and Diluted	336,284,874	333,910,484	334,710,645	333,910,484

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities:
Net (loss) income	$(1,936,101)	$512,139

Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation of property and equipment	10,916	16,190
Amortisation of intangible assets	434	-
Gain from forgiveness of related party debts	(140,712)	(52,143)
Digital assets received as revenue	(257,977)	-
Impairment loss on digital assets	37,451	-
Loss on disposal of digital assets	14	-
Issuance of common stock for goods and services rendered	1,334,710	-
Loss on written-off property and equipment	163,058	-

Change in operating assets and liabilities:
Loan receivables	(6,991,052)	(1,494,917)
Loan interest and fee receivables	(752,839)	(134,646)
Inventories	(1,148,903)	-
Prepayment and other receivables	(97,437)	(67,691)
Accrued liabilities and other payables	3,856,451	100,603
Right-of-use assets and operating lease liabilities	12,500	-
Income tax payable	376,222	(12,367)
Net cash used in operating activities	(5,533,265)	(1,132,832)

Cash flows from investing activities:
Payment to acquire property and equipment	-	(17,034)
Payment to acquire intangible assets	(39,325)	-
Net cash used in investing activities	(39,325)	(17,034)

Cash flows from financing activities:
(Repayment of) proceeds from loan payable	(3,629,682)	1,096,075
Advance from related parties	11,146,695	168,304
Net cash provided by financing activities	7,517,013	1,264,379

Foreign currency translation adjustment	(14,265)	(2,639)

Net change in cash and cash equivalents	1,930,158	111,874

BEGINNING OF PERIOD	773,381	445,144

END OF PERIOD	$2,703,539	$557,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$784,194	$795,041

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Common stock to be	Additional paid-in	Accumulated other comprehensive	(Accumulated losses) retained	Non-controlling	Total stockholders’ (deficit)
	No. of shares	Amount	issued	capital	loss	earnings	interest	equity

Balance as of January 1, 2020 (restated)	333,910,484	$333,911	$800,000	-	$(3,515)	$(1,625,053)	$15,561	$(479,096)

Foreign currency translation adjustment	-	-	-	-	(964)	-	-	(964)
Net income for the period	-	-	-	-	-	29,172	28,487	57,659

Balance as of March 31, 2020	333,910,484	333,911	800,000	-	(4,479)	(1,595,881)	44,048	(422,401)

Foreign currency translation adjustment	-	-	-	-	(965)	-	-	(965)
Net income for the period	-	-	-	-	-	29,168	28,486	57,654

Balance as of June 30, 2020	333,910,484	333,911	800,000	-	(5,444)	(1,566,713)	72,534	(365,712)

Foreign currency translation adjustment	-	-	-	-	295	-	-	295
Net income for the period	-	-	-	-	-	205,735	191,088	396,823

Balance as of September 30, 2020	333,910,484	$333,911	$800,000	-	$(5,149)	$(1,360,978)	$263,622	$31,406

Balance as of January 1, 2021 (restated)	333,910,484	$333,911	$800,000	-	$(5,374)	$(1,379,358)	$237,590	$(13,231)

Foreign currency translation adjustment	-	-	-	-	(168)	-	-	(168)
Net income for the period	-	-	-	-	-	177,964	164,888	342,852

Balance as of March 31, 2021	333,910,484	333,911	800,000	-	(5,542)	(1,201,394)	402,478	329,453

Foreign currency translation adjustment	-	-	-	-	(167)	-	-	(167)
Net income for the period	-	-	-	-	-	177,964	164,888	342,852

Balance as of June 30, 2021	333,910,484	333,911	800,000	-	(5,709)	(1,023,430)	567,366	672,138

Shares issued for acquisition of legal acquirer	21,536,933	21,536	-	395,516	(1,436)	(421,613)	-	(5,997)

Recapitalization of legal acquirer	-	-	-	(395,516)	1,436	394,080	-	-

Shares issued for goods and services rendered	180,855	181	-	1,334,529	-	-	-	1,334,710
Foreign currency translation adjustment	-	-	-	-	(4,948)		632	(4,316)
Net (loss) income for the period	-	-	-	-	-	(2,724,831)	103,026	(2,621,805)

Balance as of September 30, 2021	355,628,272	$355,628	$800,000	1,334,529	$(10,657)	$(3,775,794)	$671,024	$(625,270)

See accompanying notes to condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

In the opinion of management, the consolidated balance sheet as of December 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and Analysis, and the audited financial statements and notes thereto included in the Special Report on Form 8-K for the year ended December 31, 2020, filed on September 17, 2021.

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

On June 17, 2021, the Company entered into a Share Exchange Agreement with the shareholders of Massive Treasure Limited (“MTL”). Pursuant to the Share Exchange Agreement, the Company agreed to issue 1,078,269,470 in exchange for 100% of MTL. MTL is a party to numerous agreements to acquire 12 additional business entities. As such, the Company further agreed to issue an additional 55,641,014 shares of common stock to complete the acquisition of 12 business entities concurrently. This acquisition was consummated on September 17, 2021.

This Acquisition is considered as a related party transaction, whereas CHAN Man Chung is a director and shareholder of the Company and also controls MTL and its subsidiaries.

Prior to the Share Exchange, the Company was considered as a shell company due to its nominal assets and limited operation. The transaction will be treated as a recapitalization of the Company. Upon the Share Exchange between the Company and MTL on June 17, 2021, is considered as a merger of entities under common control that CHAN Man Chung is the common director of both the Company and MTL. Under the guidance in ASC 805 for transactions between entities under common control, the assets, liabilities and results of operations, are recognized at their carrying amounts on the date of the Share Exchange, which required retrospective combination of the Company and MTL for all periods presented, therefore, the accompanying condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020 have been restated accordingly.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company currently offers financial and money lending services in Hong Kong and operates a business selling works of art and collectibles in Singapore.

Description of subsidiaries

Company name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

Massive Treasure Limited	BVI, limited liability company	Investment holding	50,000 ordinary shares at par value of US$1	100%

Coinllectibles Pte Limited	Singapore, limited liability company	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

Coinllectibles Limited	BVI, limited liability company	Procurement of art and collectibles in Singapore	1,000 ordinary shares at par value of US$1	100%

Coinllectibles (HK) Limited	Hong Kong, limited liability company	Corporate management in Hong Kong	1,000 ordinary shares for HK$1,000	100%

Coinllectibles Wealth Limited	Hong Kong, limited liability company	Corporate management in Hong Kong	1 ordinary share for HK$1	100%

Coinllectibles DeFi Limited	Hong Kong, limited liability company	Financing service management in Hong Kong	10,000 ordinary shares for HK$10,000	100%

8M Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	10 ordinary shares for HK$10	100%

Dragon Group Mortgage Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

E-on Finance Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	2 ordinary shares for HK$2	100%

Healthy Finance Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

Lee Kee Finance Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	920,000 ordinary shares for HK$920,000	51%

Rich Finance (Hong Kong) Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

Long Journey Finance Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	100 ordinary shares for HK$100	51%

Vaav Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

Star Credit Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	1,000,000 ordinary shares for HK$1,000,000	51%

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. Significant estimates in the nine months ended September 30, 2021 and 2020 include the allowance for loan receivables, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, and valuation of deferred tax assets.

•	Basis of consolidation

The condensed consolidated financial statements include the accounts of COSG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Digital assets

The Company’s digital assets represent the cryptocurrency of Ethereum and OEC Token. The Company accounts for its digital assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-30, General Intangibles Other Than Goodwill. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. The Company’s cryptocurrencies are deemed to have an indefinite useful life; therefore amounts are not amortized, but rather are assessed for impairment.

•	Loan receivables, net

Loans receivables are carried at unpaid principal balances, less the allowance for loan losses and charge-offs. The loans receivables portfolio consists of real estate mortgage loans and personal loans.

Loans are placed on nonaccrual status when they are past due 180 days or more as to contractual obligations or when other circumstances indicate that collection is not probable. When a loan is placed on nonaccrual status, any interest accrued but not received is reversed against interest income. Payments received on a nonaccrual loan are either applied to protective advances, the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan. A nonaccrual loan may be restored to accrual status when principal and interest payments have been brought current and the loan has performed in accordance with its contractual terms for a reasonable period (generally six months).

If the Company determines that a loan is impaired, the Company next determines the amount of the impairment. The amount of impairment on collateral dependent loans is charged off within the given fiscal quarter. Generally the amount of the loan and negative escrow in excess of the appraised value less estimated selling costs, for the fair value of collateral valuation method, is charged off. For all other loans, impairment is measured as described below in Allowance for Loan Losses.

•	Allowance for loan losses (“ALL”)

The adequacy of the Company’s ALL is determined, in accordance with ASC Subtopics 450-20 Loss Contingencies includes management’s review of the Company’s loan portfolio, including the identification and review of individual problem situations that may affect a borrower’s ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.

The ALL reflects management’s evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio. There is significant judgment applied in estimating the ALL. These assumptions and estimates are susceptible to significant changes based on the current environment. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALL even though there may not be a decline in credit quality or an increase in potential problem loans.

•	Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Computer and office equipment	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expenses for the three months ended September 30, 2021 and 2020 were $856 and $1,028, respectively.

Depreciation expenses for the nine months ended September 30, 2021 and 2020 were $10,916 and $16,190, respectively.

•	Intangible assets, net

Intangible assets represent the licensing cost for the trademark registration. Amortization is calculated on the straight-line basis over ten (10) years of useful lives from the registration date. Amortization expense for the three and nine months ended September 30, 2021 and 2020 were $434 and $0, respectively.

•	Impairment of long-lived assets

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

•	Revenue recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company is licensed to originate consumer, mortgage and commercial loans in Hong Kong. During the three and nine months ended September 30, 2021 and 2020, the Company originated loans generally ranging from $644 to $579,000, with terms ranging from 3 months to more than 1 year. The Company mainly derives a portion of its revenue from loan which is specifically excluded from the scope of this standard.

•	Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use assets may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

•	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the periods ended September 30, 2021 and, 2020.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the following periods:-

	September 30, 2021	December 31, 2020
Period-end HKD:US$ exchange rate	0.1284	0.1290
Period average HKD:US$ exchange rate	0.1288	0.1289

•	Comprehensive income

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to the its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Segment reporting

ASC Topic 280, Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the nine months ended September 30, 2021 and 2020, the Company operates in one reportable operating segment in Hong Kong.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

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

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

•	Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

In June 2020, the FASB issued ASU 2020-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2020-07”), which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company does not believe that the adoption of ASU 2020-07 will have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which amended its guidance for costs of implementing a cloud computing service arrangement to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This new standard becomes effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.

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

The Company has suffered from an accumulated deficit of $3,775,794 and working capital deficit of $1,907,801, at September 30, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The continuation of the Company as a going concern in the next twelve months is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the Asian region. National, regional and local governments took a variety of actions to contain the spread of COVID-19, including office and store closures, quarantining suspected COVID-19 patients, and capacity limitations. These developments have significantly impacted the results of operations, financial condition and cash flows of the Company included in this reporting. The impact included the difficulties of working remotely from home including slow Internet connection, the inability of our accounting and financial officers to collaborate as effectively as they would otherwise have in an office environment and issues arising from mandatory state quarantines.

While it is not possible at this time to estimate with sufficient certainty the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by federal, state, local and foreign governments could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures have also had and may continue to have an adverse impact on global and domestic economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. These measures are continuing. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

NOTE 5 - LOAN RECEIVABLES

The Company’s loan portfolio was as follows:

	September 30, 2021	December 31, 2020

Personal loans	$16,738,437	$11,083,189
Commercial loans	513,716	515,963
Mortgage loans	1,994,232	688,178
Total loans	19,246,385	12,287,330
Less: Allowance for loan losses	(74,772)	(53,506)
Loans receivables, net	$19,171,613	12,233,824

Reclassifying as:
Current portion	18,005,477	11,943,595
Non-current portion	1,166,136	290,229

Total loans receivables	$19,171,613	$12,233,824

The interest rates on loans issued were ranged from 12% to 58% per annum for the nine months ended September 30, 2021 and 2020.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

All loans are made to either business or individual customers in Hong Kong for a period of 1 week to 120 months.

Allowance for loan losses is estimated on an annual basis based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

Interest on loan receivable is accrued and credited to income as earned. The Company determines a loan’s past due status by the number of days that have elapsed since a borrower has failed to make a contractual loan payment. Accrual of interest is generally discontinued when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 180 days (The further extension of loan past due status is subject to management final approval and on case-by-case basis).

NOTE 6 - LOAN PAYABLES

The amounts represented temporary advances received from the third parties, which were unsecured, interest charged at 18% per annum and will become repayable within 1 year. The loan payable balance was $1,161,212 and $4,811,843 as of September 30, 2021 and December 31, 2020, respectively.

NOTE 7 - AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances from the directors/shareholders of the Company’s subsidiaries in the financing/money lending business for working capital purpose, which were unsecured, interest-free and had no fixed terms of repayments. The related parties balance was $20,474,746 and $9,648,400 as of September 30, 2021 and December 31, 2020, respectively.

NOTE 8 - LEASES

The Company entered into operating leases primarily for office premises with lease terms generally 2 years. The Company adopted Topic 842, using the modified-retrospective approach as discussed in Note 3, and as a result, recognized a right-of-use asset and a lease liability. The Company uses a 5% rate to determine the present value of the lease payments. The remaining life of the lease was two years.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

As of September 30, 2021, right-of-use assets were $368,947 and lease liabilities were $381,447.

For the nine months ended September 30, 2021 and 2020, the Company charged to operations lease as expenses of $69,918 and $90,219, respectively.

The maturity of the Company’s lease obligations is presented below:

Year Ended September 30,	Operating lease amount

2022	$267,591
2023	111,291
2024	18,542

Total	397,424
Less: interest	(15,977)
Present value of lease liabilities – current liability	$381,447

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 9 - STOCKHOLDERS’ EQUITY

Authorized stock

The Company’s authorized share is 500,000,000 common shares with a par value of $0.001 per share.

Common stock outstanding

On June 17, 2021, the Company entered into a Share Exchange Agreement with the shareholders of Massive Treasure Limited (“MTL”). Pursuant to the Share Exchange Agreement, the Company agreed to issue 1,078,269,470 in exchange for 100% of MTL. MTL is a party to numerous agreements to acquire 12 additional business entities. As such, the Company further agreed to issue an additional 55,641,014 shares of common stock to complete the acquisition of 12 business entities concurrently. CHAN Man Chung, the Company’s director of MTL. This acquisition consummated on September 17, 2021 with 800,000,000 shares of common stock pending to be issued to Lee Ying Chiu Herbert, the director of the Company.

On July 23, 2021, the Company and Lee Ying Chiu Herbert entered into a Sale and Purchase Agreement pursuant to which the Company agreed to purchase fifty-five (55) sets of art collectibles for HK$10,344,000, payable through the issuance of 180,855 shares of common stock of the Company. The sale consummated on August 13, 2021.

Common stock to be issued

As of September 30, 2021, the Company had 800,000,000 shares of common stock to be issued to a director of the Company.

As of September 30, 2021 and December 31, 2020, the Company had a total of 355,628,272 and 333,910,484 shares of common stock issued and outstanding, respectively.

NOTE 10 - INCOME TAX

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2021	2020

Current tax	$377,453	$(6,051)
Deferred tax	-	-

Income tax expense (credit)	$377,453	$(6,051)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Singapore and Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

BVI

Under the current BVI law, the Company is not subject to tax on income.

Republic of Singapore

The Company’s subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. The operation in Singapore incurred an operating loss and there is no provision for income tax for the nine months ended September 30, 2021 and 2020.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

The Company and subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the Nine months ended September 30, 2021 and 2020 is as follows:

	Nine months ended September 30,
	2021	2020

Income before income taxes	$2,217,838	$467,888
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	365,943	77,202
Tax effect of non-deductible items	11,510	-
Tax effect of non-taxable items	-	(83,253)

Income tax expense (credit)	$377,453	$(6,051)

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carry forward	$-	$190,595
Less: valuation allowance	-	(190,595)
Deferred tax assets, net	$-	$-

NOTE 11 - RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances were unsecured, non-interest bearing and had no fixed terms of repayment.

For the nine months ended September 30, 2021, the Company purchased fifty-five (55) sets of art collectibles from a director of the Company for a consideration of $1,334,710 (equivalent to HK$10,344,000), settled by the issuance of 180,855 shares of common stock of the Company.

For the nine months ended September 30, 2021, a company beneficially owned by a director charged management fee of $2,500,000 to the Group for the provision of finance, accounting, coordination, marketing, operational, advisory, and other administrative work and services.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the nine months ended September 30, 2021, the Company incurred directors’ remuneration of $158,641.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 12 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended September 30, 2021 and 2020, there was no single customer whose revenue exceeded 10% of the revenue.

(b)	Economic and political risk

The Company’s major operations are conducted in Singapore and Hong Kong. Accordingly, the political, economic, and legal environments in Singapore and Hong Kong, as well as the general state of Singapore and Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(c)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company has no material commitments or contingencies.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had the following material recognizable subsequent events:

On October 15, 2021, Massive Treasure, a subsidiary of the Company, NFT Limited, a British Virgin Island limited liability company, and the shareholders of NFT Limited (collectively, the “NFT Shareholders”) agreed to entered into a Share Exchange Agreement Version 2021001 (the “Agreement”) which is available on the web site of http://www.coinllectibles.art, pursuant to which Massive Treasure agreed to acquire 51% of NFT Limited through the issuance of 2,350,229 shares of common stock of the Company (the “Shares”). The specifics of such share exchange are further set forth in that certain Confirmation dated October 15, 2021, by and among the Shareholders, NFT Limited, the Company and Massive Treasure (the “Confirmation”). The consummation of the Agreement occurs upon the issuance of the Shares to the NFT Shareholders on October 22, 2021.

On October 25, 2021, Coinllectibles Private Limited (“Coinllectibles”), a subsidiary of the Company, and the Company entered into two Sale and Purchase Agreements (the “Agreements”) with two artists, pursuant to which Coinllectibles agreed to purchase collectible art items for £260,000 and US$100,000, payable through the issuance of 43,633 and 12,500 shares of common stock of the Company (the “Shares”) respectively, at a per share price of $4.00, and £130,000 and US$50,000 in cash payable after the respective collectible art item has sold by Coinllectibles. The consummation of the Agreements occurs upon the issuance of the Shares to the respective artists on October 29, 2021.

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

Overview

The Company, through its subsidiaries, is engaged in two business segments: (i) the physical arts and collectibles business, and (ii) the financing/money lending business. We conduct our physical arts and collectibles business through Coinllectibles Pte Ltd, a Singapore corporation (“Coinllectibles”), pursuant to which we provide authentication, valuation and certification (AVC) service, sale and purchase, hire purchase, financing, custody, security and exhibition (CSE) services to art buyers through traditional methods as well as through leveraging blockchain technology through the creation of non-fungible tokens (NFTs). We initially intend to focus on customers located in Hong Kong and expand throughout Asia. We conduct our financing/money lending business through the 9 subsidiaries of Coinllectibles DeFi Limited, our Hong Kong subsidiaries which are licensed under Hong Kong’s Money Lenders Ordinance. We primarily provide unsecured personal loan financings to private individuals. We also have a small portfolio of mortgage loans. Revenue is generated from interest received from the provision of loans to private individual customers.

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Singapore and Hong Kong.

We conduct our NFT operations from Singapore. In Singapore, cryptocurrencies and the custodianship of such cryptocurrencies are not specifically regulated. Cryptocurrency exchanges and trading of cryptocurrencies are legal, but not considered legal tender. To the extent that cryptocurrencies or tokens are considered “capital market products” such as securities, spot foreign exchange contracts, derivatives and the like, they will be subject to the jurisdiction of the Monetary Authority of Singapore (MAS), Securities and Futures Act, anti-money laundering and combating the financing of terrorism laws and requirements. To the extent that tokens are deemed “digital payment tokens,” they will be subject to the Payment Services Act of 2019 which, among other things, require compliance with anti-money laundering and combating the financing of terrorism laws and requirements. According to the Payment Services Act of 2019, “digital payment token” means any digital representation of value (other than an excluded digital representation of value) that (a) is expressed as a unit; (b) is not denominated in any currency, and is not pegged by its issuer to any currency; (c) is, or is intended to be, a medium of exchange accepted by the public, or a section of the public, as payment for goods or services or for the discharge of a debt; (d) can be transferred, stored or traded electronically; and (e) satisfies such other characteristics as the Authority may prescribe; Our NFTs, therefore, are not securities or digital payment tokens subject to these acts.

We receive fiat and cryptocurrency from sale of collectibles and collection of royalty fees. In order to minimize the risk of price fluctuation in cryptocurrency, after we receive the fiat and crypto currencies we will immediately exchange them into US dollar or stable currencies that are pegged with US dollar.

There may be prominent risks associated with our operations being in Hong Kong. We may be subject to the risks of uncertainty of any future actions of the PRC government including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could value the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless.

As a U.S.-listed company with operations in Hong Kong, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Our Operations in Hong Kong” as disclosed in our Current Report on Form 8-k filed with the Securities and Exchange Commission on September 17, 2021.

Our corporate chart is below:

On June 17, 2021, the Company entered into a Share Acquisition Agreement (the “Share Acquisition Agreement”), by and among the Company, Massive Treasure Limited, a British Virgin Islands corporation (“Massive Treasure”), and the holders of ordinary shares of Massive Treasure. Under the terms and conditions of the Share Acquisition Agreement, the Company offered to issue 1,078,269,470 shares of common stock of the Company, in consideration for all the issued and outstanding shares in Massive Treasure. Dr. Herbert Lee, our director, is the beneficial holder of 47,500 common shares, or 95%, of the issued and outstanding shares of Massive Treasure. The Company will also issue 55,641,014 shares to complete the acquisitions of 12 business entities with Massive Treasure has signed.

As of the date of this report, these acquisitions consummated on September 17, 2021 with 800,000,000 shares of common stock pending to be issued to Dr. Herbert Lee.

Recent Purchases of Collectibles and Acquisition of subsidiaries

On July 23, 2021, the Company and Lee Ying Chiu Herbert, our director, entered into a Sale and Purchase Agreement pursuant to which the Company agreed to purchase Fifty-Five (55) sets of art collectibles for HK$10,344,000, payable through the issuance of 180,855 shares of common stock of the Company (the “Shares”). The sale consummated on August 13, 2021. It is our understanding that Dr. Herbert Lee is not a U.S. Person within the meaning of Regulations S. Accordingly, the Shares were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

On October 15, 2021, Massive Treasure, a subsidiary of Cosmos Group Holdings Inc., the Company, NFT Limited, a British Virgin Island limited liability company (“NFT”), and the shareholders of NFT (collectively, the “NFT Shareholders”) agreed to entered into a Share Exchange Agreement Version 2021001 (the “Agreement”) which is available on the web site of http://www.coinllectibles.art, pursuant to which Massive Treasure agreed to acquire 51% of NFT Limited through the issuance of 2,350,229 shares of common stock of the Company (the “Shares”). The specifics of such share exchange are further set forth in that certain Confirmation dated October 15, 2021, by and among the Shareholders, NFT, the Company and Massive Treasure (the “Confirmation”). The consummation of the Agreement occurs upon the issuance of the Shares to the NFT Shareholders on October 22, 2021.

On October 25, 2021, Coinllectibles Private Limited ( “Coinllectibles”), a subsidiary of Cosmos Group Holdings Inc., and the Company entered into two Sale and Purchase Agreements (the “Agreements”) with two artists, pursuant to which Coinllectibles agreed to purchase collectible art items for £260,000 and US$100,000, payable through the issuance of 43,633 and 12,500 shares of common stock of the Company (the “Shares”) respectively, at a per share price of $4.00, and £130,000 and US$50,000 in cash payable after the respective collectible art item has sold by Coinllectibles. The consummation of the Agreements occurs upon the issuance of the Shares to the respective artists on October 29, 2021.

Results of Operations.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. The COVID-19 pandemic has significantly impacted health and economic conditions throughout Asian region. National, regional and local governments took a variety of actions to contain the spread of COVID-19, including office and store closures, quarantining suspected COVID-19 patients, and capacity limitations. These developments have significantly impacted the results of operations, financial condition and cash flows of the Company included in this reporting. The impact included the difficulties of working remotely from home including slow Internet connection, the inability of our accounting and financial officers to collaborate as effectively as they would otherwise have in an office environment and issues arising from mandatory state quarantines.

While it is not possible at this time to estimate with sufficient certainty the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by federal, state, local and foreign governments could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures have also had and may continue to have an adverse impact on global and domestic economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. These measures are continuing. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Between October and November, 2021, we have made significant progress, including the completion of the acquisition of NFT Limited which beneficially owned Talk+ and the on boarding of two paintings from two renowned artists. Talk+ is a messaging and cryptocurrency-focused mobile application which aims at simplifying the crypto usage experience by allowing users to send crypto through instant messages to other individuals. This helps to flatten the learning curve for any new individual that is exploring the possibility to participate in the crypto community. Therefore, including Talk+ into our technological landscape enables us to attract more non-crypto native users. This thereby helps to broaden our community reach to not just the crypto community. Signing the Sale and Purchase Agreements with Hughes and Yeo is another milestone for us. By having the formal cooperation with these two famous artists, we can solidify our proof of concept in connecting physical artworks to the digital NFT world. This helps us to validate our business model and also establish a working partnership model with other artists in the future.

Comparison of the three months ended September 30, 2021 and September 30, 2020

As of September 30, 2021, we had a working capital deficit of $1,907,801 and accumulated deficit of $3,775,794. As a result, our continuation as a going concern is dependent upon improving our profitability and continued financial support from our stockholders or other capital sources. Management believes that continued financial support from existing shareholders and external financing will provide the additional cash necessary to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three months ended September 30,
	2021	2020

Revenue	$2,282,399	$1,554,251
Cost of revenue	(220,733)	(327,845)
Gross profit	2,061,666	1,226,406
Operating expenses	(4,485,656)	(858,253)
(Loss) income from operations	(2,423,990)	368,153
Total other (expense) income	(34,291)	28,667
Income tax (expense) credit	(163,524)	3

NET (LOSS) INCOME	$(2,621,805)	$396,823

Revenue. Revenue for the three months ended September 30, 2021 and 2020 was $2,282,399 and $1,554,251. The increase in revenues of approximately $728,148 or 46.85% is primarily due to the soar from the loan interest income received and sales of collectibles. During the three months ended September 30, 2021 and 2020, revenues were mainly attributable to the finance business segment representing 76.96% and 100%, respectively and collectible business segment representing 23.04% and 0%.

Cost of Revenue. Cost of revenue of approximately $220,733 for the three months ended September 30, 2021 consisted primarily of interest expense and cost of collectibles. Cost of revenue of approximately $327,845 for the three months ended September 30, 2020. The decrease in cost of revenues of approximately $107,112 or 32.67% from the comparable period in 2020 was mainly due to the repayment of loan payable during the period in which lead to decrease in interest expense.

Gross Profit. We achieved a gross profit of $2,061,666 and $1,226,406 for the three months ended September 30, 2021, and 2020, respectively. The increase in gross profit for the three months ended September 30, 2021 was $835,260 or approximately 68.11%, the increase in gross profit is primarily attributable to an increase in our collectible business volume.

Operating Expenses. We incurred operating expenses of $4,485,656 and $858,253 for the three months ended September 30, 2021, and 2020, respectively. Operating expenses consist primarily of costs in salary and benefits for our general administrative and management staff, facilities costs, depreciation expenses, professional fees, audit fees, and other miscellaneous expenses incurred in connection with general operations. Operating expenses increased by 422.65% or approximately $3,627,403 in the three months ended September 30, 2021 from $858,253 in the same period of 2020. The increase was primarily due to the increase in consultancy fee, directors’ remuneration, and management fee charged by a related company owned by the director of the Company.

Other Income (Expenses), net. We incurred net other income (expenses) of $(34,291) and $28,667 for the three months ended September 30, 2021 and 2020, respectively. The increase in net other income (expenses) is primarily attributable to the impairment loss on digital assets.

Income Tax (Expense) Credit. Our income tax (expense) credit for the three months ended September 30, 2021 and 2020 was $(163,524) and $3, respectively.

Net Income (Loss). During the three months ended September 30, 2021 and 2020, we incurred a net (loss) income of $(2,621,805) and $396,823, respectively. The decrease in net income for the three months ended September 30, 2021 of $3,018,628 was mainly attributed from the increase in operating expenses.

Comparison of the nine months ended September 30, 2021 and September 30, 2020

The following table sets forth certain operational data for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine months ended September 30,
	2021	2020

Revenue	$5,510,344	$3,414,244
Cost of revenue	(997,679)	(795,041)
Gross profit	4,512,665	2,619,203
Operating Expenses	(6,177,734)	(2,225,836)
(Loss) income from operations	(1,665,069)	393,367
Total other income	106,421	112,721
Income tax (expense) credit	(377,453)	6,051
NET (LOSS) INCOME	$(1,936,101)	$512,139

Revenue. Revenue for the nine months ended September 30, 2021 and 2020 was $5,510,344 and $3,414,244. The increase in revenues of approximately $2,096,100 or 61.39% is due primarily to the soar from the loan interest income received and sales of collectibles. During the nine months ended September 30, 2021 and 2020, revenues were mainly attributable to the finance business segment representing 90.47% and 100%, respectively and collectible business segment representing 9.53% and 0%.

Cost of Revenue. Cost of revenue of approximately $997,679 for the nine months ended September 30, 2021 consisted primarily of interest expense and cost of collectibles. Cost of revenue of approximately $795,041 for the nine months ended September 30, 2020 consisted primarily of interest expense. The increase in cost of revenues of approximately $202,638 or 25.49% from the comparable period in 2020 was due mainly to the increases of collectible revenue.

Gross Profit. We achieved a gross profit of $4,512,665 and $2,619,203 for the nine months ended September 30, 2021, and 2020, respectively. The increase in gross profit is primarily attributable to an increase in our collectible business volume.

Operating Expenses. We incurred operating expenses of $6,177,734 and $2,225,836 for the nine months ended September 30, 2021, and 2020, respectively. Operating expenses consist primarily of costs in salary and benefits for our general administrative and management staff, consulting, management fees, facilities costs, depreciation expenses, professional fees, audit fees, and other miscellaneous expenses incurred in connection with general operations. Operating expenses increased by 177.55% or approximately $3,951,898 in the nine months ended September 30, 2021 from $2,225,836 in the same period of 2020. The increase was due to the increase in management fee charged by a related company which owned by a director of the Company, consulting fees, and salaries, wages and benefits.

Other Income, net. We incurred net other income of $106,421 and $112,721 for the nine months ended September 30, 2021 and 2020, respectively.

Income Tax (Expense) Credit. Our income tax (expense) credit for the nine months ended September 30, 2021 and 2020 was $(377,453) and $6,051, respectively.

Net Income (Loss). During the nine months ended September 30, 2021 and 2020, we incurred a net (loss) income of $(1,936,101) and $512,139, respectively. The decrease in net income for the nine months ended September 30, 2021 of $2,448,240 or approximately 478.04% due to the increase in operating expenses.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $2,703,539 and $773,381.

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

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(5,533,265)	$(1,132,832)
Net cash used in investing activities	(39,325)	(17,034)
Net cash provided by financing activities	$7,517,013	$1,264,379

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $5,533,265 which consisted primarily of a net loss of $1,936,101, gain from forgiveness of related party debts of $140,712, digital assets received of $257,977, loss on written-off of property and equipment of $163,058, an increase in loan receivables of $6,991,052, an increase in loan interest and fee receivables of $752,839, an increase in inventory of $1,148,903, offset by issuance of common stock for goods and services rendered of $1,334,710, an increase in other payable and accruals of $3,856,451, and an increase in income tax payable of $376,222.

For the nine months ended September 30, 2020, net cash used in operating activities was $1,132,832, which consisted primarily of a net income of $512,139, an increase in accrued liabilities and other payables of $100,603, offset by gain from forgiveness of related party debts of $52,143, an increase in loan receivables of $1,494,917, an increase in loan interest receivable of $134,646, and increase in prepayment and other receivables of $67,691.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the nine months ended September 30, 2021 and 2020, net cash used in investment activities was $39,325 and $17,034, respectively. The net cash used in investing activities for the nine months ended September 30, 2021 mainly consisted of purchase of intangible assets of $39,325. The net cash used in investing activities for the nine months ended September 30, 2020 mainly consisted of purchase of property and equipment of $17,034.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2021, net cash provided by financing activities was $7,517,013 consisting of advance from related parties of $11,146,695 and repayment of loan payable of $3,629,682.

For the nine months ended September 30, 2020, net cash provided by financing activities was $1,264,379 consisting primarily of advances from related parties of $168,304 and proceeds from loan payable of $1,096,075.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as of September 30, 2021.

On June 17, 2021, the Company entered into a Share Acquisition Agreement (the “Share Acquisition Agreement”), by and among the Company, Massive Treasure and the holders of common shares of Massive Treasure. Under the terms and conditions of the Share Acquisition Agreement, the Company offered to issue 1,078,269,470 shares of common stock of the Company, in consideration for all the issued and outstanding shares in Massive Treasure. Dr. Herbert Lee, our director, is the beneficial holder of 47,500 common shares, or 95%, of the issued and outstanding shares of Massive Treasure. As of September 30, 2021, there are 800,000,000 shares of common stock pending to be issued to Dr. Herbert Lee.

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

☐	Use of estimates and assumptions

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

☐	Digital assets

The Company’s digital assets represent the cryptocurrency of Ethereum and OEC Token. The Company accounts for its digital assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-30, General Intangibles Other Than Goodwill. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. The Company’s cryptocurrencies are deemed to have an indefinite useful life, therefore amounts are not amortized, but rather are assessed for impairment.

☐	Loan receivables, net

Loans receivables are carried at unpaid principal balances, less the allowance for loan losses and charge-offs. The loans receivables portfolio consists of real estate mortgage loans and personal loans.

Loans are placed on nonaccrual status when they are past due 180 days or more as to contractual obligations or when other circumstances indicate that collection is not probable. When a loan is placed on nonaccrual status, any interest accrued but not received is reversed against interest income. Payments received on a nonaccrual loan are either applied to protective advances, the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan. A nonaccrual loan may be restored to accrual status when principal and interest payments have been brought current and the loan has performed in accordance with its contractual terms for a reasonable period (generally six months).

If the Company determines that a loan is impaired, the Company next determines the amount of the impairment. The amount of impairment on collateral dependent loans is charged off within the given fiscal quarter. Generally, the amount of the loan and negative escrow in excess of the appraised value less estimated selling costs, for the fair value of collateral valuation method, is charged off. For all other loans, impairment is measured as described below in Allowance for Loan Losses.

☐	Allowance for loan losses (“ALL”)

The adequacy of the Company’s ALL is determined, in accordance with ASC Subtopics 450-20 Loss Contingencies includes management’s review of the Company’s loan portfolio, including the identification and review of individual problem situations that may affect a borrower’s ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.

The ALL reflects management’s evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio. There is significant judgment applied in estimating the ALL. These assumptions and estimates are susceptible to significant changes based on the current environment. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALL even though there may not be a decline in credit quality or an increase in potential problem loans.

☐	Revenue recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

☐	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

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

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

☐	Fair value of financial instruments

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

☐	Recent accounting pronouncements

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

In June 2020, the FASB issued ASU 2020-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2020-07”), which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company does not believe that the adoption of ASU 2020-07 will have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which amended its guidance for costs of implementing a cloud computing service arrangement to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This new standard becomes effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.

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

ITEM 4 Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2021, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

Our subsidiaries are parties to ten office leases for premises located in Hong Kong and Singapore, and an art gallery lease located in Hong Kong, with an annual aggregate lease payment of approximately $380,362. The maturity of the annual lease payments is analyzed as below:

Leases expire:
Within one year	$171,498
Between 2 and 5 years	208,864
380,362

ITEM 6 Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock*
4.2	Description of Securities (3)
10.2	Consultancy Agreement, dated August 2, 2021, by and between Cosmos Group Holdings Inc. and CHAN Man Chung (4)
10.2	Consultancy Agreement, dated August 2, 2021, by and between Cosmos Group Holdings Inc. and TAN Tee Soo
21	Subsidiaries(4)
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

_________

*	Filed herewith

(1)	Incorporated by reference from our Form 10 filed with the Securities and Exchange Commission on May 23, 2017.
(2)	Incorporated by reference from our Form 10-SB filed with the Securities and Exchange Commission on January 19, 2000, under the name Interactive Marketing Technology, Inc.
(3)	Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.
(4)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS INC.

	By:	/s/ Man Chung Chan
Man Chung Chan
Chief Executive Officer, Chief Financial Officer, Secretary

Date: November 19, 2021

