Form 10-K
period 2021-12-31
Cosmos Group Holdings Inc.
filed 2022-04-15
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-545793

COSMOS GROUP HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1177460
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

37/F, Singapore Land Tower

50 Raffles Place

Singapore 048623

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: + 65 6829 7017

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 31, 2022
Common Stock, $0.001 par value per share	358,320,541 shares

The aggregate market value of the 7,156,645 shares of Common Stock of the registrant held by non-affiliates on June 30, 2021, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $25,048,258.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS.

i

INTRODUCTORY COMMENT

We are a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Cosmos Group Holdings Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and Singaporean authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Relating to Doing Business in Hong Kong.” set forth herein.

Cosmos Group Holdings Inc. and our Hong Kong subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the People’s Republic of China (“the PRC”) government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement, The business of our subsidiaries are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) we do not have one million individual online users of our products and services in Hong Kong; (ii) we do not possess a large amount of personal information in our business operations.  In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.” set forth herein.

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA and the Accelerating Holding Foreign Companies Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth herein.

ii

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong” set forth herein.

•

Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth herein.

•

We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see ”Risk Factors - Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

•

PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see ‘Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth herein.

•

In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth herein.

iii

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors - The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth herein.

•

Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors - Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth herein.

•

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

•

The recent joint statement by the SEC and PCAOB, and the HFCAA all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong.  Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth herein.

•

You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors - Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth herein.

•

We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors - We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth herein.

•

We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong, Singapore and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors - It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.” set forth herein.

•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
•

There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors - Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth herein.

References in this registration statement to the “Company,” “COSG,” “we,” “us” and “our” refer Cosmos Group Holdings Inc., a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

iv

Transfers of Cash to and from Our Subsidiaries

Cosmos Group Holdings Inc. is a Nevada holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our subsidiaries in Hong Kong and Singapore. We may rely on dividends to be paid by our Hong Kong and Singapore subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong and Singapore subsidiaries to Cosmos Group Holdings Inc. To date, our subsidiaries have not made any transfers, dividends or distributions to Cosmos Group Holdings Inc. and Cosmos Group Holdings Inc. has not made any transfers, dividends or distributions to our subsidiaries or to U.S. investors.

We do not intend to make dividends or distributions to investors of Cosmos Group Holdings Inc. in the foreseeable future.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Cosmos Group Holdings Inc. (Nevada corporation)

Subject to the Nevada Revised Statutes and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by us by dividend.  Accordingly, Cosmos Group Holdings Inc. is permitted under the Nevada laws to provide funding to our subsidiaries in Singapore and Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements.

Singapore and Hong Kong Subsidiaries

Our Hong Kong subsidiaries and our Singapore subsidiary are also permitted under the laws of Hong Kong and Singapore to provide funding to Cosmos Group Holdings Inc. through dividend distribution without restrictions on the amount of the funds. If our Hong Kong and Singapore subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to Cosmos Group Holdings Inc. and Cosmos Group Holdings Inc. has not made any transfers, dividends or distributions to our subsidiaries.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from Cosmos Group Holdings Inc. to our Hong Kong subsidiaries or from our Hong Kong subsidiaries to Cosmos Group Holdings Inc. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

PRC Laws

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this report, we do not have any PRC subsidiaries.

v

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this report, we do not have any PRC subsidiaries and our Hong Kong subsidiaries have not made any transfers, dividends or distributions nor do we expect to make such transfers, dividends or distributions in the foreseeable future.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this report, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.” set forth herein.

vi

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section herein.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

vii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

On November 17, 2004, the Company acquired MPL, a company organized under the laws of the British Virgin Islands, and its subsidiaries in accordance with the terms of a Share Exchange Agreement executed by the parties (the “2004 Agreement”). In connection with the acquisition, the Company issued an aggregate of 109,623,006 shares of its common stock to Imperial International Limited, a company incorporated under the laws of the British Virgin Islands (“Imperial”), the sole shareholder of MPL, in exchange for 100% of the issued and outstanding shares of MPL capital stock (the "2004 Share Exchange"). Upon completion of the share exchange, MPL became the Company's wholly owned subsidiary and the Company’s former owner transferred control of the Company to Imperial. The Company relied on Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), in regard to the shares that we issued pursuant to the 2004 Share Exchange. The Company treated this transaction as a qualified "business combination" as defined by Rule 501(d). The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D promulgated under, the Act in issuing the Company’s securities.

In connection with the 2004 Share Exchange, the Company: (i) changed its name from Interactive Marketing Technology, Inc. to China Artists Agency, Inc.; (ii) obtained a new stock symbol, "CAAY", and CUSIP Number, effective on December 21, 2004; (iii) increased its authorized common stock to 200,000,000 shares; (iv) effectuated a 1 for 1.69 reverse stock split; and (v) spun off the Company’s existing business into a separate public company, All Star Marketing, Inc., a Nevada corporation ("All Star"). All Star was formed as a wholly owned subsidiary of the Company. The Spin-off was satisfied by means of a pro-rata share dividend to the Company's shareholders of record as of December 10, 2004. The purpose of the Spin-Off was to allow the subsidiary to operate as a separate public company and raise working capital through the sale of its own equity. This allowed the Company’s management to focus on its business, while at the same time, allowing the spun-off company to have greater exposure by trading as an independent public company. Additionally, the shareholders and the market would then more easily identify the results and performance of the Company as a separate entity from that of All Star. In August 2005, the Company changed its name to China Entertainment Group, Inc. and effective August 9, 2005, obtained a new stock symbol "CGRP", and CUSIP Number.

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

Acquisition of Lee Tat, Our Logistics Business

On May 12, 2017, the Company acquired all of the issued and outstanding shares of Lee Tat from Mr. Koon Wing Cheung, Lee Tat’s sole shareholder, in exchange for 219,222,938 shares of its issued and outstanding common stock. In connection with the Lee Tat acquisition, Miky Wan resigned from her positions as Chief Executive Officer and Chief Operating Officer and Koon Wing Cheung and Yongwei Hu were appointed to serve as our Chief Executive Officer and Chief Operating Officer, respectively, and also as directors of the Company. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of Lee Tat.

Termination of Our Artificial Intelligence Educational Content Business

Acquisition and Rescission of Acquisition of HKHL

On July 19, 2019, the Company acquired 5,100 Ordinary Shares of Hong Kong Healthtech Limited, a limited company organized under the laws of Hong Kong (“HKHL”), from Wing Lok Jonathan So pursuant to the terms of a Share Exchange Agreement (the “Share Exchange Agreement”). Such securities represented approximately 51% of the issued and outstanding securities of HKHL. As consideration, the Company issued 6,232,951 shares of its common stock, at a per share price of US$8.99. As a result of such acquisition, the Company entered into the AI Education business of developing and delivering educational content.

In connection with the Share Exchange, we entered into employment agreements with the following individuals in connection with their appointment to the offices set forth next to their names:

Tze Wai Albert Yip	Chief Financial Officer
Wing Lok Jonathan So	Chief Strategy Officer
Kai Chi Wong	Chief Operating Officer

On December 27, 2019, the parties mutually terminated the Share Exchange Agreement and IP License Agreement. As a result, 5,100 Ordinary Shares of HKHL were returned to Wing Lok Jonathan So and the 6,232,951 shares of our common stock issued in exchange therefor were returned to us for cancellation. In connection with the termination, on December 30, 2019, Kai Chi Wong resigned from his position as Chief Operating Officer of the Company. Koon Wing Cheung transferred to Kai Chi Wong 215,369 shares of Common Stock of the Company as a token of appreciation of Mr. Wong’s contribution to the Company.

The Company ultimately exited from the AI Education business in the first quarter of 2020. As a result,

•

The Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings Inc. and Wing Lok Jonathan So was terminated by the parties thereto effective on March 31, 2020, and Mr. Tze Wai Albert Yip resigned from his position as the Chief Financial Officer, effective on 30 April 2020.

•

Syndicate Capital (Asia) Limited returned 1,503,185 shares of the Company’s common stock (of the 2,149,293, shares previously transferred to Syndicate Capital (Asia) Limited from Koon Wing Cheung), with the balance of the 646,108 shares retained by Syndicate Capital (Asia) Limited as consideration for Mr. Tze Wai Albert Yip’s contributions to the Company.

Change in Control

On June 14, 2021, Asia Cosmos Group Limited, an entity controlled by our former Chief Executive Officer, and Koon Wing Cheung agreed to sell 6,230,618 and 8,149,670 shares, respectively, of our common stock to Chan Man Chung for a total purchase price of four hundred twenty thousand dollars (US$420,000). The common stock being sold constitutes sixty-six and seventy-seven hundredth percent (66.77%) of the issued and outstanding shares of our common stock. The sellers relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to Dr. Chan. The funds came from the personal funds of Dr. Chan, and was not the result of a loan. The closing occurred June 28, 2021.

In connection with such sale, Miky Wan, our former CEO, President and CFO resigned from her positions as a director and sole executive officer of the Company. Concurrently therewith, Messrs. Chan Man Chung, Lee Ying Chiu Herbert and Tan Tee Soo were appointed to the Company’s Board of Directors and Chan Man Chung was appointed to serve as the CEO, CFO and Secretary of the Company.

Acquisition of Massive Treasure Limited and Entities

On June 17, 2021, the Company entered into a Share Acquisition Agreement (the “Share Acquisition Agreement”), by and among the Company, Massive Treasure Limited (“Massive Treasure”), a British Virgin Islands corporation, and the holders of ordinary shares of Massive Treasure. Under the terms and conditions of the Share Acquisition Agreement, the Company offered to issue 1,078,269,470 shares of common stock of the Company, in consideration for all the issued and outstanding shares in Massive Treasure. Lee Ying Chiu Herbert, our director, is the beneficial holder of 47,500 common shares, or 95%, of the issued and outstanding shares of Massive Treasure. The Company will also issue 55,641,014 shares to complete the acquisitions of 12 business entities with Massive Treasure has signed.

As of the date of this report, these acquisitions consummated on September 17, 2021 with 800,000,000 shares of common stock pending to be issued to Lee Ying Chiu Herbert.

Acquisition of Art Collectibles

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

On October 15, 2021, Massive Treasure, a subsidiary of Cosmos Group Holdings Inc., the Company, NFT Limited (“NFT”), a British Virgin Island limited liability company, and the shareholders of NFT (collectively, the “NFT Shareholders”) agreed to entered into a Share Exchange Agreement Version 2021001 (the “Agreement”) which is available on the web site of http://www.coinllectibles.art, pursuant to which Massive Treasure agreed to acquire 51% of NFT through the issuance of 2,350,229 shares of common stock of the Company (the “Shares”). The specifics of such share exchange are further set forth in that certain Confirmation dated October 15, 2021, by and among the Shareholders, NFT, the Company and Massive Treasure (the “Confirmation”). The consummation of the Agreement occurred upon the issuance of the Shares to the NFT Shareholders on October 22, 2021.  NFT beneficially owns Talk+, a messaging and cryptocurrency-focused mobile application which seeks to simplify the crypto usage experience by allowing users to send crypto through instant messages to other individuals. We hope that the inclusion of Talk+  will enable us to attract more non-crypto native users and broaden our community reach.

On October 25, 2021, Coinllectibles Private Limited (“Coinllectibles”), a subsidiary of Cosmos Group Holdings Inc., and the Company entered into two Sale and Purchase Agreements (the “Agreements”) with two artists, pursuant to which Coinllectibles agreed to purchase collectible art items for £260,000 and US$100,000, payable through the issuance of 43,633 and 12,500 shares of common stock of the Company  respectively, at a per share price of $4.00, and £130,000 and US$50,000 in cash payable after the respective collectible art item has been sold by Coinllectibles. The consummation of the Agreements occurs upon the issuance of the Shares to the respective artists on October 29, 2021.

On February 10, 2022, we consummated the acquisition of 80% of the issued and outstanding securities of Grand Gallery Limited, a Hong Kong limited liability company engaged in the business of selling traditional art and collectible pieces, through the issuance of 153,060 shares of our common stock, at a valuation of $4.00 per share. We believe that this acquisition will strengthen our DOT business by expanding our access to buyers of arts and collectibles.

Other Activities

In March 2022, we launched a new sports division in our MetaMall and partnering with a former NBA basketball player as president of Coinllectible Sports. We hope to exploit our DOT technology and the metaverse to bring innovation to the sports space, bridge the intersection of our DOT technology and Sports memorabilia to improve experiences for fans, athletes, teams, events and partners.

Our Business

We are a Nevada holding company with operations conducted through our subsidiaries based in Singapore and Hong Kong.  The Company, through its subsidiaries, is engaged in two business segments: (i) the physical arts and collectibles business, and (ii) the financing/money lending business.

Through our physical arts and collectibles business, we provide authentication, valuation and certification (“AVC”) service, sale and purchase, hire purchase, financing, custody, security and exhibition (“CSE”) services to art and collectibles buyers through traditional methods as well as through leveraging blockchain technology through the creation of Digital Ownership Tokens (“DOTs”). We initially intend to focus on customers located in Hong Kong and expand throughout Asia and the rest of the world.

We conduct our DOT operations from Singapore. In Singapore, cryptocurrencies and the custodianship of such cryptocurrencies are not specifically regulated. Cryptocurrency exchanges and trading of cryptocurrencies are legal, but not considered legal tender. To the extent that cryptocurrencies or tokens are considered “capital market products” such as securities, spot foreign exchange contracts, derivatives and the like, they will be subject to the jurisdiction of the Monetary Authority of Singapore (“MAS”), Securities and Futures Act, anti-money laundering and combating the financing of terrorism laws and requirements. To the extent that tokens are deemed “digital payment tokens,” they will be subject to the Payment Services Act of 2019 which, among other things, require compliance with anti-money laundering and combating the financing of terrorism laws and requirements. According to the Payment Services Act of 2019, “digital payment token” means any digital representation of value (other than an excluded digital representation of value) that (a) is expressed as a unit; (b) is not denominated in any currency, and is not pegged by its issuer to any currency; (c) is, or is intended to be, a medium of exchange accepted by the public, or a section of the public, as payment for goods or services or for the discharge of a debt; (d) can be transferred, stored or traded electronically; and (e) satisfies such other characteristics as the Authority may prescribe. Our DOTs, therefore, are not securities or digital payment tokens subject to these acts.

We receive fiat and cryptocurrency from the sale of art and collectibles and collection of transaction fees derived from the secondary and subsequent sales of the collectibles. In order to minimize the risk of price fluctuation in cryptocurrency, after we receive the cryptocurrencies we will recognize the value by immediately exchange them into US dollar or stable currencies that are pegged with US dollar.

We conduct our financing/money lending business through our Hong Kong subsidiaries which are licensed under Hong Kong’s Money Lenders Ordinance. We primarily provide unsecured personal loan financings to private individuals. We also have a small portfolio of mortgage loans. Revenue is generated from interest received from the provision of loans to private individual customers.

There may be prominent risks associated with our operations being in Hong Kong. We may be subject to the risks of uncertainty of any future actions of the PRC government including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could change the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless.

As a U.S.-listed company with operations in Hong Kong, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Our Operations in Hong Kong” as herein.

Our corporate organization chart is below.

COSG
(Nevada)
(US OTC)
100%
Massive Treasure Limited
(BVI)
100%
Phoenix Waters Group Limited
(BVI)
51%
NFT Limited
(BVI)
100%
Grandway Worldwide
Holding Limited
(BVI)
100%
Grand Town
Development Limited
(HK)
100%
Coinllectibles Private Limited
(SG)
100%
Coinllectibles Limited
(BVI)
100%
Coinllectibles (HK) Limited
(HK)
100%
Coinllectibles Wealth Limited
(HK)
80%
Grand Gallery Limited
(HK)
100%
Coinllectibles DeFi Limited
(HK)
51%
Healthy Finance Limited (Note 2)
(HK)
100%
8M Limited (Note 1)
(HK)
51%
Dragon Group
Mortgage Limited (Note 2)
(HK)
100%
E-on Finance Limited (Note 1)
(HK)
51%
Lee Kee
Finance Limited (Note 2)
(HK)
51%
Rich Finance
(Hong Kong) Limited (Note 2)
(HK)
51%
Long Journey
Finance Limited (Note 2)
(HK)
51%
Star Credit Limited (Note 2)
(HK)
51%
Vaav Limited (Note 2)
(HK)

Note 1: In May 2021, Massive Treasure entered into a Share Swap Letter Agreement (the “100% Share Swap Letter”) with the shareholders of each of E-on Finance Limited (“E-on”) and 8M Limited ("8M") to acquire 100% of each of E-on and 8M for 20,110,604 and 10,055,302 shares of common stock of COSG respectively based upon the closing price of the common stock of COSG as of the date of signing of the 100% Share Swap Letter and determined in accordance with the terms of the 100% Share Swap Letter on the date. The acquisition of E-on and 8M consummated in May 2021. Thereon, COSG issued 10,256,409 shares and 5,128,204 shares to the shareholders of E-on and 8M respectively.

COSG is obligated to issue 9,854,195 and 4,927,098 shares on the first anniversary of the closing of the acquisition to the former shareholders of E-on and 8M respectively, subject to certain clawback provisions. E-on and 8M are obligated to meet certain financial milestones in each of the two year anniversaries following the closing. Failure to meet such milestones will result in a clawback of the shares issued to the former shareholders. On the second anniversary of the closing, if E-on or 8M exceeds the aggregate financial milestone set for the two years, the former shareholders thereof shall be entitled to additional shares of COSG as determined in accordance with the 100% Share Swap Letter.

Note 2: In May and June 2021, Massive Treasure entered into a Share Swap Letter Agreement (the “51% Share Swap Letter”) with the shareholders of each of the entities to acquire 51%  of the issued and outstanding securities of the entities for an aggregate amount of 23,589,736 shares of COSG’s common stock as set forth below (the “First Tranche Shares”), based upon the closing price of the common stock of COSG as of the date of signing the 51% Share Swap Letter and determined in accordance with the terms of the 51% Share Swap Letter. The acquisition of the entities consummated in May and June 2021.  Thereon, COSG issued the First Tranche Shares.

On the first anniversary of the closing, COSG is obligated to issue a second tranche of shares of its common stock, based upon the closing price of its shares as of the fifth business day prior to such first anniversary as determined in accordance with the terms of the 51% Share Swap Letter (the “Second Tranche Shares”).  Upon the issuance of the Second Tranche Shares, each of the entities will deliver the remaining 49% of the issued and outstanding securities to COSG to become wholly owned subsidiaries of COSG. Each of the entities are obligated to meet certain financial milestones in each of the two year anniversaries following the closing. Failure to meet such milestones will result in a clawback of the shares issued to the former shareholders. On the second anniversary of the closing, if any entity exceeds the aggregate financial milestone set for the two years, the former shareholders thereof shall be entitled to additional shares of COSG as determined in accordance with the 51% Share Swap Letter.

We are a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Cosmos Group Holdings Inc. and its Hong Kong subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission (“CSRC”), or Cybersecurity Administration Committee (“CAC”), to operate or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we (the parent company and our subsidiaries) may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions would likely change the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Relating to Doing Business in Hong Kong.”

We reported a net loss of $25,149,399 and net income of $467,725 for the years ended December 31, 2021 and 2020, respectively. We had current assets of $23,981,701 and current liabilities of $22,748,075 as of December 31, 2021. As of December 31, 2020, our current assets and current liabilities were $14,721,331 and $15,271,366, respectively. The financial statements for the years ended December 31, 2021 and 2020 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders.

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that Equity Purchase Agreement (the “Equity Purchase Commitment”).

Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions to our executive officers or existing shareholders, capital leases and short-term and long-term debts. We expect to finance future acquisitions through a combination of these. While we believe that existing shareholders and our officers and directors will continue to provide the additional cash to make acquisitions and to meet our obligations as they become due or that we will obtain external financing, if necessary, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

We are organized under the laws of the State of Nevada as a holding company that conducts its business through number of subsidiaries organized under the laws of foreign jurisdictions such as Singapore, Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

Market Overview

According to The Art Basel and UBS Global Art Market Report 2021, the global arts market annual transactional volume is estimated to be $50.1 billion for 2020. According to Forbes, the global collectibles market reached $370 billion in 2016. Reuters reported that the collectible NFT market is approximately $13.7 million in the first half of 2020. Our DOT builds on top of the blockchain NFT technologies as the underlying technology infrastructure, even though we are still in the early stages in adoption of our DOTs, the trading volume of NFTs as reported by Reuters for the first half of 2021 has already reached approximately at $2.5 billion. Building on top of the blockchain NFT technologies, we believe DOTs have the potential to be as revolutionary and widely adopted as the internet. The unique properties of DOTs position them as a digital alternative to representing ownership of art and collectible pieces. We expect the DOT ecosystem to expand into the mainstream of art community around the world in the coming decades.

Our Products and Services

A few of the challenges with collecting physical arts and collectibles are provenance of the piece, authenticity and valuation. The vision of Coinllectibles is to modernize the way we buy, collect and trade art and collectible pieces to provide a more pleasurable, transparent, and value enhancing experience for the collector and artist communities.

Coinllectibles intends to leverage blockchain technology to help resolve the issues of provenance, authenticity and ownership in the arts and collectibles market. We intend to embed into the blockchain for each art or collectible piece an independently apprised valuation, a 3D rendering of the piece, high-definition photo of the piece, AI recognition file of the piece and a set of legal documents to provide proof of ownership and provenance of the piece to the blockchain. Each piece will be minted into an individual DOT with the list of items embedded. The DOTs are intended to provide assurance on the authenticity of art or collectible pieces as well as act as a record of ownership transfers using blockchain technology to establish provenance of the piece. We believe this type of DOT would address some of the key challenges collectors presently face with arts and collectibles.

We currently provide several services, including authentication, valuation and certification (“AVC”) service, sale and purchase, hire purchase, financing services, and custody, security and exhibition (“CSE”) services.

AVC Services

As part of our AVC services, we conduct authentication appraisal and valuation assessment of arts and collectibles through a panel of independent third-party appraisers. The appraisers will appraise the items and produce a certification showing whether the collectible piece is authentic with their estimated value. Once the item has been authenticated, it will undergo a scanning process to build a 3D model and a unique “fingerprint ID” for the item will be created through proprietary AI technology for future verification.

For Coinllectibles to be able to digitize the art and collectible pieces using blockchain technology, we first purchase the pieces from its current owner. We then charge the owner a fee for digitizing the pieces. Once the pieces are minted into DOTs, we work with our partner channels to distribute and sell the DOTs.

Hire Purchase Services; Financing

We facilitate the purchase of arts and collectibles by offering certain of our buyers the option of taking possession of the arts and collectibles while paying on an installment basis. Prior to receipt of full payment, ownership of the arts and collectibles will remain with Coinllectibles. Once the buyer makes the last payment, the ownership of the arts and collectibles will transfer to the buyer once full payment has been received.

CSE Services

For collectors who have been purchasing our arts and collectibles and do not wish to take collection of the pieces, we intend to offer custodian services and have these arts and collectibles stored and safely secured until the collector elects to take possession. We also intend to allow the collectors to subscribe for additional security services for their art pieces be it when it is in our custody or when the item is on the move either to be delivered or collected from the collector. We will also introduce exhibition services to collectors and artist to organize exhibitions of artworks and collections in our gallery or other specialized art events.

Our Distribution Channels

We have or expect to distribute and sell our DOTs through the following channels:

•	Traditional sales channels: Institutions and wealthy individuals who may be prospective art and collectibles purchasers.

•

Auction houses such as Spink & Sons, that have an existing pool of prospective collectors. We will explore opportunities to collaborate with reputable auction houses, such as Christie’s, Sotheby’s and Macey & Son.

•

Our metaverse platform (MetaMall) – coinllectibles.art allows collectors to efficiently buy and sell Fusion DOTs using fiat and cryptocurrency. We recognize that there are distinct groups of crypto natives and non-crypto natives who share the same interest in acquiring collectibles. To make their experience more seamless and user-friendly, we work with various crypto exchanges to accept their currencies as payment for the Fusion DOTs collectibles. In addition, we have also set up a payment gateway which accepts credit / debit card payments for the same purpose.

•

NFT-supported marketplaces such as OpenSea, SuperRare and Rarible that have been educating the public about digital art and collectibles, we will seek the best options to place our pieces in these marketplaces. We believe we can collaborate with these platforms to educate their collectors on physical arts and collectibles. This not only helps artist to expand their audience pool, it also helps these collectors to expand their collection range.

•

Crypto exchanges such as Coinbase, Binance, OKEx, Huobi and FTX as they have a ready pool of users that we can immediately engage to educate and share about physical arts and collectibles. In year 2021, we started to work with OKEx, and we further expand to Binance in the first quarter of 2022.

We use a wide range of social media channels such as Facebook, Instagram, Twitter, LinkedIn, Telegram and held Ask Me Anything sessions through social media channels to reach out to the general community to announce our art exhibitions, the DOTs attached to the pieces and news about our partnerships with artists. Coinllectibles will also participate in arts and collectibles events and exhibitions to promote us as a firm and the DOTs that we will be launching.

Pricing determination

Pricing of our products and services is based on our operating costs, volume of product / service, fees charged by strategic partners and suppliers, market condition and competition. We also participate in a profit-sharing arrangement with our joint venture partners in which we have pre-set mechanism. Based on the above factors and conditions, we may evaluate and adjust our pricing from time to time.

In light of the competitive nature over the market and industry, we believe that our success will depend upon the reliability and quality of products & services provided and cost management. In general, we strive to maintain top class of high-quality products and services as well as to meet customers’ satisfaction. We are dedicated to establishing systems and operating procedures to achieve service standardization and quality control over the products and services provided by Coinllectibles. We expect to continuously monitor and seek to improve on a series of key service quality indicators (“KPI”) to maintain a competitive advantage in the market and industry.

Our Business Plan

On October 22, 2021, Massive Treasure, a subsidiary of Cosmos Group Holdings Inc., acquired 51% of NFT Limited (“NFT”) through the issuance of 2,350,229 shares of common stock of the Company. NFT beneficially owns Talk+, a messaging and cryptocurrency-focused mobile application which seeks to simplify the crypto usage experience by allowing users to send crypto through instant messages to other individuals. We hope that the inclusion of Talk+ will enable us to attract more non-crypto native users and broaden our community reach.

In late December 2021, we launched our metaverse platform (“MetaMall”), which we believe is an important step to further engage with our growing community of collectors and partners.  Our MetaMall will feature pieces from an increasing range of artists and sportsmen. We hope to bring more limited-edition collectibles to more people through MetaMall.  We believe that our DOTs will bridge the virtual and physical world in art and collectible ownership and enjoyment. Our DOT is a virtual token that represents the ownership of an asset and is the foundation of Coinllectibles™️ metaverse that Coinllectibles™️ defines as a multiverse where the real world interacts seamlessly with the emerging virtual dimensions.

In late January 2022, we partnered with Spink & Sons, an art auction house, on its inaugural DOT offering, where we created a hybrid- DOT to a physical collectible piece.  We intend to pursue additional similar partnership opportunities in the future.

On February 10, 2022, we consummated the acquisition of 80% of the issued and outstanding securities of Grand Gallery Limited, a Hong Kong limited liability company engaged in the business of selling traditional art and collectible pieces, through the issuance of 153,060 shares of our common stock, at a valuation of $4.00 per share. We believe that this acquisition will strengthen our DOT business by expanding our access to buyers of arts and collectibles.

In March 2022, we launch a new sports division in our MetaMall and partnering with a former NBA basketball player as president of Coinllectibles Sports. We hope to exploit our DOT technology and the metaverse to bring innovation to the sports space, bridge the intersection of our DOT technology and sports memorabilia to improve experiences for fans, athletes, teams, events and partners.

Major Customers

We are not a party to any long-term agreements with our customers. As opportunities arise, we may enter into long term contracts with customers.

For the year ended December 31, 2021 and 2020, there was no single customer whose revenue exceeded 10% of the revenue.

	Year ended December 31, 2021			December 31, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable
	–	–		–
Total:	$–	–	Total:	$–

	Year ended December 31, 2020			December 31, 2020
Customer	Revenues	Percentage of revenues		Accounts receivable
	–	–		–
Total:	$–	–	Total:	$–

All customers are located in Hong Kong and rest of the world.

Major Suppliers/Vendors

For the lending business segment during the year ended December 31, 2021 and 2020, there is no major supplier or vendor required in order to support our services.

For the ACT segment during the year ended December 31, 2021 and 2020, the following supplier accounted for 10% or more out of our total cost of revenue

	Year ended December 31, 2021			December 31, 2021
Supplier	Cost of revenue	Percentage of cost of revenue		Accounts payable
Lee Ying Chiu Herbert	993,021	56.59%		–
	–	–		–
Total:	$993,021	56.59%	Total:	$–

	Year ended December 31, 2020			December 31, 2020
Supplier	Revenues	Percentage of revenues		Accounts receivable
	–	–		–
Total:	$–	–	Total:	$–

Dr. Lee joined us as our Director on June 28, 2021.

Insurance

We maintain certain insurance in accordance with customary industry practices in Hong Kong. Under Hong Kong law, it is a requirement that all employers in the city must purchase Employee's Compensation Insurance to cover their liability in the event that their staff suffers an injury or illness during the normal course of their work. We maintain Employee’s Compensation Insurance, vehicle insurance and third-party risks insurance for the business purposes.

CORPORATE INFORMATION

Our principal executive and registered offices are located at 37th Floor, Singapore Land Tower, 50 Raffles Place, Singapore 048623, telephone number +65 6829 7017.

INTELLECTUAL PROPERTY AND PATENTS

We expect to rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our “Digital Ownership Token” and Coinllectibles brands and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

The laws of Singapore, Hong Kong and our target countries may not protect our brand and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries. Further, companies in the internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending on the level of protection afforded by the particular jurisdiction. In certain countries, intellectual property protection may be more limited and difficult to enforce. In such instances, we may seek protection for our intellectual property through measures taken to increase the confidentiality of our findings.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend to protect our trademarks against infringement and also seek to register design protection where appropriate.

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

COMPETITION

We operate in a highly specialized area that is evolving very quickly with rapid developments. Currently there is no direct competitors in the market as we operate in a niche and specialized area of the market. However, we foresee that our eventual competitors would be leading arts and collectible sellers such as Christie’s and Sotheby’s which may offer substantially the same or similar service offerings as us. Auction houses have a well-established customer base and brand name, but they have not developed sophisticated technology to transform their business into the blockchain NFT technology area. We believe the principal competitive factors in our market include the following:

•	breadth of artist and collectibles base;

•	sophistication of proprietary technologies;

•	excellence in legal expertise; and

•	strength and recognition of our brand.

Although we believe we compete favorably on the factors described above, we anticipate that larger, more established companies may directly compete with us as we continue to demonstrate the viability of our DOT solution. Many of our potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, larger product and services offerings, larger customer base and greater brand recognition. These factors may allow our competitors to benefit from their existing customer base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger customer base or to monetize that customer base more effectively than us. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. In addition, although we do not believe that merchant payment terms are a principal competitive factor in our market, they may become such a factor and we may be unable to compete fairly on such terms.

EMPLOYEES

We are currently operating with 3 executive directors and 20 consultants.

We have the following fulltime employees located in Hong Kong as set forth below:

Executive officers	0
Operational Management	35
Business Development	0
Total	35

We are required to contribute to the Mandatory Provident Fund (“MPF”) for all eligible employees in Hong Kong between the ages of eighteen and sixty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2021 and 2020, the MPF contributions by us were $29,760 and $35,973, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

GOVERNMENT AND INDUSTRY REGULATIONS

Cosmos Group Holdings Inc. is a Nevada corporation with operating businesses located in Singapore and Hong Kong. As such, the parent holding company, Cosmos Group Holdings Inc. is subject to the laws and regulations of the United States of America while our operating businesses are subject to the laws and regulations of Singapore and Hong Kong, as applicable, including labor, occupational safety and health, contracts, tort and intellectual property laws. Furthermore, we need to comply with the rules and regulations of Hong Kong and Singapore governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients are preserved in both Hong Kong and Singapore, we need to comply with the Singapore Personal Data Protection Act 2012 and the Hong Kong Personal Data (Privacy) Ordinance.

If PRC authorities reinterpret PRC laws to apply to Hong Kong companies, we may become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations that might limit our ability to convert foreign currency into RMB, acquire any other PRC companies, establish variable interest entities in the PRC, or make dividend payments from any future wholly foreign owned entities to us.

United States of America

Regulation of Cryptocurrency and Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau ("CFPB"), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital assets networks, digital assets users and the digital assets exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital assets transactions or requirements for businesses engaged in digital assets activity.

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect the Bitcoin network, the digital assets markets, and their users, particularly digital assets exchanges and service providers that fall within such jurisdictions' regulatory scope. For example, on May 21, 2021, minutes of the meeting of the Financial Stability and Development Committee of the State Council of the People's Republic of China were published, at which, as part of an effort to prevent and control financial risks, restrictions on digital assets mining and trading activity were discussed. On May 18, 2021, certain influential trade bodies, including the China Banking Association, the Payment and Clearing Association of China, and the National internet Finance Association of China, issued a statement instructing their members not to provide virtual currency-related trading or payments services, or the exchange of virtual currencies for China's renminbi, among others, to their customers. In 2017, the People's Bank of China and other Chinese financial regulators issued an announcement prohibiting token issuances such as initial coin offerings, and imposing restrictions on virtual currency exchange platforms and financial institutions and non-bank payment institutions in connection with token-related activity. There have been reports over the years that Chinese regulators have taken action to shut down a number of China-based virtual currency exchanges. On March 5, 2020, South Korea voted to amend its Financial Information Act to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. These measures also provide the South Korean government with the authority to close virtual currency exchanges that do not comply with specified processes. The South Korean government previously banned initial coin offerings. Similarly, in April 2018, the Reserve Bank of India banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. On March 5, 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India has challenged this ruling. The laws, regulations or directives of authorities in jurisdictions worldwide may conflict with those of the United States and may negatively impact the acceptance of or demand for digital assets by users, merchants and service providers, may impede the growth or continued operation of the global digital assets economy or digital assets mining, or may otherwise negatively affect the value of digital assets.

While we believe that our DOT’s is currently not a security or commodity subject to many of the U.S. laws and regulations governing securities and commodities, the legal environment is constantly changing as new laws and regulations are introduced and adopted, and existing laws and regulations are repealed, amended, modified and reinterpreted. The effect of any future regulatory change on Cosmos Group Holdings Inc., our operating subsidiaries or our digital assets such as our DOTs is impossible to predict, but such change could be substantial and adversely impact current product offerings or alter the economic performance of our existing products and services resulting in a decline in the value of our securities.

Privacy and Protection of User Data

We and subsidiaries are subject to a number of laws, rules, directives, and regulations relating to the collection, use, retention, security, processing, and transfer of personally identifiable information about our customers and employees in the countries where we operate. Our business will involve the processing of personal data in many jurisdictions and the movement of data across national borders. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is regulated by multiple privacy and data protection laws and, in some cases, the privacy and data protection laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Singapore

Regulations on Cryptocurrency

We intend to conduct our DOT operations from Singapore. In Singapore, cryptocurrencies and the custodianship of such cryptocurrencies are not specifically regulated. Cryptocurrency exchanges and trading of cryptocurrencies are legal, but not considered legal tender. To the extent that cryptocurrencies or tokens are considered “capital market products” such as securities, spot foreign exchange contracts, derivatives and the likes, they will be subject to the jurisdiction of the Monetary Authority of Singapore (“MAS”), Securities and Futures Act, anti-money laundering and combating the financing of terrorism laws and requirements. To the extent that tokens are deemed “digital payment tokens,” they will be subject to the Payment Services Act of 2019 which, among other things, require compliance with anti-money laundering and combating the financing of terrorism laws and requirements. According to the Payment Services Act of 2019, “digital payment token” means any digital representation of value (other than an excluded digital representation of value) that

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

We believe our DOT’s are not securities or digital payment tokens subject to these acts.

Employment Ordinance

Hong Kong

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

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance, (CAP485). These include enrolling all qualifying employees in MPF schemes and making MPF contributions for them. Except for exempt persons, employer should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries. Pursuant to the said Ordinance, we are required to make MPF contributions for our Hong Kong employees once every contribution period (generally the wage period within 1 month). Employers and employees are each required to make regular mandatory contributions of 5% of the employee’s relevant income to an MPF scheme, subject to the minimum and maximum relevant income levels. For a monthly-paid employee, the minimum and maximum relevant income levels are HKD$7,100 and HKD$30,000 respectively.

China

Depending upon the political climate, we may also become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations might limit our ability to convert foreign currency into Renminbi, acquire PRC companies, or make dividend payments to COSG.

PRC Regulations on Tax

Enterprise Income Tax

The EIT Law was promulgated by the Standing Committee of the National People’s Congress on March 16, 2007 and became effective on January 1, 2008, and was later amended on February 24, 2017. The Implementation Rules of the EIT Law (the “Implementation Rules”) were promulgated by the State Council on December 6, 2007 and became effective on January 1, 2008. According to the EIT Law and the Implementation Rules, enterprises are divided into resident enterprises and non-resident enterprises. Resident enterprises shall pay enterprise income tax on their incomes obtained in and outside the PRC at the rate of 25%. Non-resident enterprises setting up institutions in the PRC shall pay enterprise income tax on the incomes obtained by such institutions in and outside the PRC at the rate of 25%. Non-resident enterprises with no institutions in the PRC, and non-resident enterprises whose incomes having no substantial connection with their institutions in the PRC, shall pay enterprise income tax on their incomes obtained in the PRC at a reduced rate of 10%.

                The Arrangement between the PRC and Hong Kong Special Administrative Region for the Avoidance of Double Taxation the Prevention of Fiscal Evasion with respect to Taxes on Income (the “Arrangement”) was promulgated by the State Administration of Taxation (“SAT”) on August 21, 2006 and came into effect on December 8, 2006. According to the Arrangement, a company incorporated in Hong Kong will be subject to withholding tax at the lower rate of 5% on dividends it receives from a company incorporated in the PRC if it holds a 25% interest or more in the PRC company. The Notice on the Understanding and Identification of the Beneficial Owners in the Tax Treaty (the “Notice”) was promulgated by SAT and became effective on October 27, 2009. According to the Notice, a beneficial ownership analysis will be used based on a substance-over-form principle to determine whether or not to grant tax treaty benefits.

                In April 2009, the Ministry of Finance, or MOF, and SAT jointly issued the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business, or Circular 59. In December 2009, SAT issued the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698. Both Circular 59 and Circular 698 became effective retroactively as of January 2008. In February 2011, SAT issued the Notice on Several Issues Regarding the Income Tax of Non-PRC Resident Enterprises, or SAT Circular 24, effective April 2011. By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise.

                Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

                In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

                On October 17, 2017, the SAT issued a Notice Concerning Withholding Income Tax of Non-Resident Enterprise, or SAT Notice No. 37, which abolishes Circular 698 and certain provisions of Circular 7. SAT Notice No. 37 reduces the burden of the withholding obligator, such as revocation of contract filing requirements and tax liquidation procedures, strengthens the cooperation of tax authorities in different places, and clarifies the calculation of tax payable and mechanism of foreign exchange.

Value-added Tax

                Pursuant to the Provisional Regulations on Value-added Tax of the PRC, or the VAT Regulations, which were promulgated by the State Council on December 13, 1993, took effect on January 1, 1994, and were amended on November 10, 2008, February 6, 2016, and November 19, 2017, respectively, and the Rules for the Implementation of the Provisional Regulations on Value-added Tax of the PRC, which were promulgated by the MOF on December 25, 1993, and were amended on December 15, 2008, and October 28, 2011, respectively, entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the People’s Republic of China are taxpayers of value-added tax. The VAT rate is 17% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 11% for taxpayers selling services of transportation, postal, basic telecommunications, construction and lease of immovable, selling immovable, transferring land use rights, selling and importing other specified goods including fertilizers; 6% for taxpayers selling services or intangible assets.

                According to the Notice on the Adjustment to the Value-added Tax Rates issued by the SAT and the MOF on April 4, 2018, where taxpayers make VAT taxable sales or import goods, the applicable tax rates shall be adjusted from 17% to 16% and from 11% to 10%, respectively. Subsequently, the Notice on Policies for Deepening Reform of Value-added Tax was issued by the SAT, the MOF and the General Administration of Customs on March 30, 2019 and took effective on April 1, 2019, which further adjusted the applicable tax rate for taxpayers making VAT taxable sales or importing goods. The applicable tax rates shall be adjusted from 16% to 13% and from 10% to 9%, respectively.

Dividend Withholding Tax

The EIT Law provides that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

PRC Laws and Regulations on Employment and Social Welfare

Labor Law of the PRC

                Pursuant to the Labor Law of the PRC, which was promulgated by the Standing Committee of the NPC on July 5, 1994 with an effective date of January 1, 1995 and was last amended on August 27, 2009 and the Labor Contract Law of the PRC, which was promulgated on June 29, 2007, became effective on January 1, 2008 and was last amended on December 28, 2012, with the amendments coming into effect on July 1, 2013, enterprises and institutions shall ensure the safety and hygiene of a workplace, strictly comply with applicable rules and standards on workplace safety and hygiene in China, and educate employees on such rules and standards. Furthermore, employers and employees shall enter into written employment contracts to establish their employment relationships. Employers are required to inform their employees about their job responsibilities, working conditions, occupational hazards, remuneration and other matters with which the employees may be concerned. Employers shall pay remuneration to employees on time and in full accordance with the commitments set forth in their employment contracts and with the relevant PRC laws and regulations. Our Hong Kong subsidiary currently does not comply with PRC laws and regulations, but complies with Hong Kong laws and regulations.

Social Insurance and Housing Fund

                Pursuant to the Social Insurance Law of the PRC, which was promulgated by the Standing Committee of the NPC on October 28, 2010 and became effective on July 1, 2011, employers in the PRC shall provide their employees with welfare schemes covering basic pension insurance, basic medical insurance, unemployment insurance, maternity insurance, and occupational injury insurance. Our Hong Kong subsidiary has not deposited the social insurance fees in full for all the employees in compliance with the relevant regulations. We may be ordered by the social security premium collection agency to make or supplement contributions within a stipulated period, and shall be subject to a late payment fine computed from the due date at the rate of 0.05% per day; where payment is not made within the stipulated period, the relevant administrative authorities shall impose a fine ranging from one to three times the amount of the amount in arrears. Our Hong Kong subsidiary has not deposited the social insurance fees as required by relevant regulations.

In accordance with the Regulations on Management of Housing Provident Fund, which were promulgated by the State Council on April 3, 1999 and last amended on March 24, 2002, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employers and employees are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time. Our subsidiaries have not registered at the designated administrative centers nor opened bank accounts for depositing employees’ housing funds. They also have not deposited employees’ housing funds. Our subsidiaries may be ordered by the housing provident fund management center to complete the registration formalities, open bank accounts, make the payment and deposit within a prescribed time limit if they become subject to PRC laws. Failing to register or open bank accounts at the expiration of the time limit could result in fines of not less than RMB10,000 nor more than RMB50,000. And an application may be made to a people’s court for compulsory enforcement if payment and deposit has not been made after the expiration of the time limit.

PRC Regulations Relating to Foreign Exchange

General Administration of Foreign Exchange

The principal regulation governing foreign currency exchange in the PRC is the Administrative Regulations of the PRC on Foreign Exchange (the “Foreign Exchange Regulations”), which were promulgated on January 29, 1996, became effective on April 1, 1996 and were last amended on August 5, 2008. Under these rules, RMB is generally freely convertible for payments of current account items, such as trade- and service-related foreign exchange transactions and dividend payments, but not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products or loans unless prior approval by competent authorities for the administration of foreign exchange is obtained. Under the Foreign Exchange Regulations, foreign-invested enterprises in the PRC may purchase foreign exchange without the approval of SAFE to pay dividends by providing certain evidentiary documents, including board resolutions, tax certificates, or for trade- and services-related foreign exchange transactions, by providing commercial documents evidencing such transactions.

Circular No. 37 and Circular No. 13

                Circular 37 was released by SAFE on July 4, 2014 and abolished Circular 75 which had been in effect since November 1, 2005. Pursuant to Circular 37, a PRC resident should apply to SAFE for foreign exchange registration of overseas investments before it makes any capital contribution to a special purpose vehicle, or SPV, using his or her legitimate domestic or offshore assets or interests. SPVs are offshore enterprises directly established or indirectly controlled by domestic residents for the purpose of investment and financing by utilizing domestic or offshore assets or interests they legally hold. Following any significant change in a registered offshore SPV, such as capital increase, reduction, equity transfer or swap, consolidation or division involving domestic resident individuals, the domestic individuals shall amend the registration with SAFE. Where an SPV intends to repatriate funds raised after completion of offshore financing to the PRC, it shall comply with relevant PRC regulations on foreign investment and foreign debt management. A foreign-invested enterprise established through return investment shall complete relevant foreign exchange registration formalities in accordance with the prevailing foreign exchange administration regulations on foreign direct investment and truthfully disclose information on the actual controller of its shareholders.

                If any shareholder who is a PRC resident (as determined by the Circular No. 37) holds any interest in an offshore SPV and fails to fulfil the required foreign exchange registration with the local SAFE branches, the PRC subsidiaries of that offshore SPV may be prohibited from distributing their profits and dividends to their offshore parent company or from carrying out other subsequent cross-border foreign exchange activities. The offshore SPV may also be restricted in its ability to contribute additional capital to its PRC subsidiaries. Where a domestic resident fails to complete relevant foreign exchange registration as required, fails to truthfully disclose information on the actual controller of the enterprise involved in the return investment or otherwise makes false statements, the foreign exchange control authority may order them to take remedial actions, issue a warning, and impose a fine of less than RMB 300,000 on an institution or less than RMB 50,000 on an individual.

                Circular 13 was issued by SAFE on February 13, 2015, and became effective on June 1, 2015. Pursuant to Circular 13, a domestic resident who makes a capital contribution to an SPV using his or her legitimate domestic or offshore assets or interests is no longer required to apply to SAFE for foreign exchange registration of his or her overseas investments. Instead, he or she shall register with a bank in the place where the assets or interests of the domestic enterprise in which he or she has interests are located if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate domestic assets or interests; or he or she shall register with a local bank at his or her permanent residence if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate offshore assets or interests.

                We cannot assure that our PRC beneficial shareholders have completed registrations in accordance with Circular 37.

Circular 19 and Circular 16

                Circular 19 was promulgated by SAFE on March 30, 2015, and became effective on June 1, 2015. According to Circular 19, the foreign exchange capital in the capital account of foreign-invested enterprises, meaning the monetary contribution confirmed by the foreign exchange authorities or the monetary contribution registered for account entry through banks, shall be granted the benefits of Discretional Foreign Exchange Settlement (“Discretional Foreign Exchange Settlement”). With Discretional Foreign Exchange Settlement, foreign capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution have been confirmed by the local foreign exchange bureau, or for which book-entry registration of monetary contribution has been completed by the bank, can be settled at the bank based on the actual operational needs of the foreign-invested enterprise. The allowed Discretional Foreign Exchange Settlement percentage of the foreign capital of a foreign-invested enterprise has been temporarily set to be 100%. The Renminbi converted from the foreign capital will be kept in a designated account and if a foreign-invested enterprise needs to make any further payment from such account, it will still need to provide supporting documents and to complete the review process with its bank.

                Furthermore, Circular 19 stipulates that foreign-invested enterprises shall make bona fide use of their capital for their own needs within their business scopes. The capital of a foreign-invested enterprise and the Renminbi it obtained from foreign exchange settlement shall not be used for the following purposes:

•	directly or indirectly used for expenses beyond its business scope or prohibited by relevant laws or regulations;

•	directly or indirectly used for investment in securities unless otherwise provided by relevant laws or regulations;

•

directly or indirectly used for entrusted loan in Renminbi (unless within its permitted scope of business), repayment of inter-company loans (including advances by a third party) or repayment of bank loans in Renminbi that have been sub-lent to a third party; or

•	directly or indirectly used for expenses related to the purchase of real estate that is not for self-use (except for foreign-invested real estate enterprises).

Circular 16 was issued by SAFE on June 9, 2016. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to RMB on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange capital items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis applicable to all enterprises registered in the PRC. Circular 16 reiterates the principle that an enterprise’s Renminbi capital converted from foreign currency-denominated capital may not be directly or indirectly used for purposes beyond its business scope or purposes prohibited by PRC laws or regulations, and such converted Renminbi capital shall not be provided as loans to non-affiliated entities.

                Our PRC subsidiaries' distributions to their offshore parents are required to comply with the requirements as described above.

PRC Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or the Share Option Rules, issued by SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (i) register with SAFE or its local branches, (ii) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers.

PRC Regulation of Dividend Distributions

The principal laws, rules and regulations governing dividend distributions by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations, the Chinese-foreign Cooperative Joint Venture Law and its implementation regulations, and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside a general reserve of at least 10% of their after-tax profit, until the cumulative amount of such reserve reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

INSURANCE

We maintain certain insurance in accordance customary industry practices in Hong Kong. Insurance will be bought on individual pieces that are valued at US$ 2 million and above, based on the valuation provided by our independent third party appraisers.

REPORTS TO SECURITY HOLDERS

Upon the effective date of this Registration Statement, we will become subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and accordingly, will file current and periodic reports, proxy statements and other information with the Securities and Exchange Commission, or the Commission. Information that the Company previously publicly disclosed was made through the OTC Disclosure and News Service and are available on the OTC Markets Group’s website at www.otcmarkets.com. With respect to disclosures filed or furnished to the Commission, you may obtain copies of our prior and future reports from the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or on the SEC's website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Near-Term Requirements For Additional Capital

We believe that we will require approximately $50 million over the next 12-24 months to implement our business plan. For the immediate future, we intend to finance our business expansion efforts through equity purchase by institutional banks, and loans from existing shareholders or financial institutions.

Available Information

Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our website (https://coinllectibles.art/) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Empire Stock Transfer Inc. located at 1859 Whitney Mesa Drive, Henderson, Nevada 89014, telephone number (702) 818-5898, facsimile (702) 974-1444, serves as our stock transfer agent.

ITEM 1A. RISK FACTORS.

Risks Related to Our Business and Industry

We are a development stage company that is dependent upon the financial support of our stockholders to finance our operations.

We have not yet begun generating significant revenues and are dependent upon the continued support of our majority shareholder to continue operations. Our financial statements have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders.  If our assumption regarding improvement of profitability or the continued support of our stockholders are not valid, we may not be able to pursue our business plan or continue operations as planned, which may materially and adversely affect our financial condition and results of operations.  Furthermore, the value of your securities may be significantly be affected or become worthless.

We intend to mint our own DOTs under the assumption that our DOTs are not investment contracts and therefore not a security as described by the Supreme Court in SEC v. W.J. Howey Co., 328 U.S. 293 (1946). A particular digital asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize our DOTs, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. Though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given digital asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.

Foreign jurisdictions have adopted different approaches in classifying digital assets as “securities.” As a result, certain digital assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of digital assets as “securities.”

The classification of a digital asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets. For example, a digital asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration in accordance with Section 5 of the Securities Act. Persons that effect transactions in digital assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade digital assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system, or ATS, in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

We have internally conducted our own analysis and have concluded that our DOTs are not a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that our DOT is a “security” under applicable laws. However, if the interpretation or enforcement of the laws and regulations regarding digital assets change, if we erroneously conclude that our DOTs are not securities, our operations would likely be materially and adversely affected such that we may be unable to continue to mint DOTs or the SEC, a foreign regulatory authority, or a court determines that our DOTs constitutes a security, we could become subject to judicial or administrative sanctions for failing to offer or sell the digital asset in compliance with the registration requirements of Section 5 of the Securities Act, or for acting as a broker, dealer, or national securities exchange without appropriate registration in the future. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Users of our DOTs could also seek to rescind our sales transactions on the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease minting and selling our DOTs, which could negatively impact our business, operating results, and financial condition. If we are unable to mint our own DOTs, our results of operations and financial condition may be harmed and the value of your investment in us materially and adversely affected.

We face substantial litigation and regulatory risks.

As an enterprise whose business lines include innovative technology as well as payments made in cryptocurrency, we depend to a significant extent on its relationships with its clients and its reputation for integrity and high-caliber professional services. As a result, if a client is not satisfied with our services or if there are allegations of improper conduct, including improper conduct by any of our partners, by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, or if there is negative publicity and press speculation about us, whether or not valid, it may harm our reputation and may be more damaging to us than to businesses in other industries unrelated to this sector.

With regulators still establishing frameworks for the innovative technology utilized by us, as well as the payment mechanisms used, we may become subject to regulation and oversight, including periodic examination by regulatory authorities. We could be the subject of inquiries, investigations, sanctions, cease and desist orders, terminations of licenses or qualifications, lawsuits and proceedings by counterparties, clients, other third parties and regulatory and other governmental agencies, which could lead to increased expenses or reputational damage. Responding to inquiries, investigations, audits, lawsuits and proceedings, regardless of the ultimate outcome of the matter, is time-consuming and expensive and can divert the attention of senior management. The outcome of such proceedings may be difficult to predict or estimate until late in the proceedings, which may last a number of years.

The risks described above may be greater for companies in the distributed ledger and non-fungible token industries as it is relatively new and clients, counterparties and regulators are expected to need significant education to understand the mechanics of products and services that rely on such technologies.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts refundable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement for a variety of different reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

If we and/or any governmental agency believe that it has accepted capital contributions by, or is otherwise holdings assets of, any person or entity that is acting directly or indirectly in violation of any money laundering or corruption laws, rules, regulations, treaties, sanctions or other restrictions, or on behalf of any suspected terrorist or terrorist organization, suspected drug trafficker or senior foreign political figure(s) suspected in engaging in foreign corruption, we and/or such governmental agency may “freeze the assets” of such person or entity. We may also be required to report and remit or transfer those assets to a governmental agency. Any such action may harm our reputation and materially and adversely affect its business, financial condition and results of operations.

We rely on third-party service providers and partners for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our users.

We rely on third parties in connection with many aspects of our business, including payment processors, cloud computing services and data centers that provide facilities, infrastructure, website functionality and access, components, and services, including databases and data center facilities and cloud computing, which are critical to our intended operations. Because we intend to rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. We do not control the operation of any of these third parties, including the third-party regulated trust and custodian entities we will use. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics (including the COVID-19 pandemic) and similar events. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our customers, or give preferential treatment to competitors. There can be no assurance that third parties that will provide services to us or to our users will do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our users, such as if third-party service providers close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, user dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

We are indebted to certain of our executive officers and directors in the approximate amount of US$683,588.

As of December 31, 2021, we are indebted to companies beneficially owned by Lee Ying Chiu Herbert, our director and shareholder, in an amount of $410,558, and Chan Man Chung, our CEO, CFO, Secretary and director, in an amount of $273,030. We may not be able to generate sufficient cash flow to repay these loans. If we issue additional securities as repayment, our shareholders may experience significant dilution. The advances are not expected to be repayable within the next twelve months. Additionally, loan repayment before achievement of profitability may cause us to delay implementing our business plans to expand.

We are also subject to other risks and uncertainties that affect many other businesses, including:

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•

the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;

•

the impact of any international conflicts on the U.S. and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	any impacts on our business resulting from new domestic or international government laws and regulation;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;
•	governmental under-investment in transportation infrastructure, which could increase our costs and adversely impact our service levels due to traffic congestion or sub-optimal routing of our vehicles;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to our ability to maintain our current credit ratings, especially given the capital intensity of our operations;
•	the impact of cyberattacks and security breaches on our platform, our crypto wallets or our third-party partners;
•	any impacts on our crypto assets or customer assets due to the improper treatment of the crypto wallets, or the failure of the crypto storage system on our platform or our third-party partners;
•	changes in market sentiments towards digital assets and crypto;
•	the impact on our business due to the system failure of our platform or our third-party partners;
•	any impacts on the value of our crypto assets resulting from the volatile changes in crypto prices;
•	our ability to attract, maintain, and grow our customer base and engage our customers;
•	pricing for our products and services;
•	our ability to diversify and grow our services revenue;
•	changes in macroeconomic conditions, political and legal environments;
•	adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;
•	our ability to attract and retain talent; and
•	our ability to compete with our competitors.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We may rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Our Finances and Capital Requirements

We will need additional funding and may be unable to raise capital when needed, which would force us to delay any business expansions or acquisitions.

Our business plan contemplates the expansion of our logistics and delivery operations through organic means and through acquisitions or investments in additional complementary businesses, products and technologies. While we currently have no commitments or agreements relating to any of these types of transactions, we do not generate sufficient revenue from operations to finance expansion or acquisition needs. We expect to finance such future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Relating to Doing Business in Hong Kong

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.

We conduct our operations and generate our revenue in Hong Kong. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market-oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case.  Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation;
•	confiscatory taxation;
•	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;
•	expropriation or nationalization of private enterprises; and
•	the allocation of resources.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. We expect the Hong Kong legal system to rapidly evolve in the near future and may become closer aligned with legal system in China with the PRC government exerting more oversight and control over companies operating in Hong Kong, offerings conducted overseas and or foreign investment in Hong Kong based issuers. The interpretations of many laws, regulations and rules may not always be uniform and the enforcement of these laws, regulations and rules may involve uncertainties for you and us. Our ability to operate in Hong Kong, conduct overseas offerings and continue to investment in Hong Kong based issuers may be harmed by these changes in its laws and regulations, including those relating to taxation, import and export tariffs, healthcare regulations, environmental regulations, land use and property ownership rights, and other matters. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Hong Kong or particular regions thereof, and could limit or completely hinder our ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in Hong Kong properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in us and could render our securities and your investment in our securities worthless.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little advance notice at any time, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, may cause possible problems to foreign investors.

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

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in Hong Kong may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. Given that the Chinese government may intervene or influence our operations at any time, it could result in a material change in our operation and the value of our common stock. Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. As a result, our common stock may decline in value dramatically or even become worthless should we become subject to new requirement to obtain permission from the PRC government to list on U.S. exchange in the future.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which require operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. While we believe that our operations are not affected by this, as these opinions were recently issued, official guidance and interpretation of the opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

The Holding Foreign Companies Accountable Act (HFCAA) was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions. The PCAOB has made such designations as mandated under the HFCAA. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

Our Auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor. Furthermore, due to the recent developments in connection with the implementation of the HFCAA we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time.

According to Article 177 of the Securities Law of the PRC (“Article 177”), overseas securities regulatory authorities are prohibited from engaging in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and Chinese entities or individuals are further prohibited from providing documents and information in connection with securities business activities to any organizations and/or persons abroad without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this report, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

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

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The HFCAA requires the PCAOB be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our service offerings, restricting the scope of our operations in China, or causing the suspension or termination of our business operations in China entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective, including detailed disclosure related to whether the issuer received or were denied permission from Chinese authorities to list on U.S. exchanges and the risks that such approval could be denied or rescinded. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in Hong Kong, which may experience corruption. Our proposed activities may create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing practices and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our Hong Kong subsidiaries, either as a shareholder loan or as an increase in registered capital, may become subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. It is unclear if Hong Kong subsidiaries will be deemed a PRC subsidiary. If Hong Kong subsidiaries are deemed to be PRC subsidiaries, (i) any foreign loan procured by our Hong Kong subsidiaries will be required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our Hong Kong subsidiaries will not be able to procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our Hong Kong subsidiaries, if required. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our Hong Kong operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our Hong Kong subsidiaries. This is because there is no statutory limit on the amount of registered capital for our Hong Kong subsidiaries, and we are allowed to make capital contributions to our Hong Kong subsidiaries by subscribing for their initial registered capital and increased registered capital, provided that the Hong Kong subsidiaries complete the relevant filing and registration procedures.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. If Safe Circulars 16 and 19 are interpreted to apply to the Hong Kong Dollar, our ability to use Hong Kong Dollars converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in Hong Kong, to invest in or acquire any other Hong Kong or PRC companies may be limited, which may adversely affect our business, financial condition and results of operations.

Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

We are a holding company whose primary assets are our ownership of the equity interests in our subsidiaries. We conduct no other business and, as a result, we depend entirely upon our subsidiaries’ earnings and cash flow. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. Our subsidiaries and projects may be restricted in their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses or debt service, appropriation to reserves prescribed by laws and regulations, covering losses in previous years, restrictions on the conversion of local currency into U.S. dollars or other hard currency, completion of relevant procedures with governmental authorities or banks and other regulatory restrictions. Under the applicable PRC laws and regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside a portion of its after-tax profit to fund specific reserve funds prior to payment of dividends. In particular, at least 10% of its after-tax profits based on PRC accounting standards each year is required to be set aside towards its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of any of these currencies into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – China”. We do not presently have any intention to declare or pay dividends in the future. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our shares of common stock, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency such as the RMB, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

Under the Enterprise Income Tax Law and its implementation regulations issued by the State Council of the PRC, unless otherwise provided under relevant tax treaties, a 10% PRC withholding tax is applicable to dividends payable to investors that are non-resident enterprises, which do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent dividends are derived from sources within the PRC. Similarly, any gain realized on the transfer of shares by such investors is also subject to PRC tax at a current rate of 10%, subject to any reduction or exemption set forth in relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise, dividends paid on our shares, and any gain realized from the transfer of our shares, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends payable to individual investors who are non-PRC residents and any gain realized on the transfer shares by such investors may be subject to PRC tax at a current rate of 20%, subject to any reduction or exemption set forth in applicable tax treaties. It is unclear whether we or any of our subsidiaries established outside of China are considered a PRC resident enterprise or whether holders of shares would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas. If dividends payable to our non-PRC investors, or gains from the transfer of our shares by such investors are subject to PRC tax, the value of your investment in our shares may decline significantly. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – China.”

Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.

Under the PRC Enterprise Income Tax Law, or the New EIT Law, and its amendment and implementation rules, which became effective in January 2008, an enterprise established outside of the PRC with a “de facto management body” located within the PRC is considered a PRC resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income. The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel and human resources, finance and treasury, and business combination and disposition of properties and other assets of an enterprise.” On April 22, 2009, the State Administration of Taxation (the “SAT”), issued a circular, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although the SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in the SAT Circular 82 may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the resident status of all offshore enterprises for the purpose of PRC tax, regardless of whether they are controlled by PRC enterprises or individuals. Although we do not believe that our legal entities organized outside of the PRC constitute PRC resident enterprises, it is possible that the PRC tax authorities could reach a different conclusion. In such case, we may be considered a PRC resident enterprise and may therefore be subject to the 25% enterprise income tax on our global income, which could significantly increase our tax burden and materially and adversely affect our cash flow and profitability. In addition to the uncertainty regarding how the new PRC resident enterprise classification for tax purposes may apply, it is also possible that the rules may change in the future, possibly with retroactive effect. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – China.”

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the State Administration of Taxation issued an Announcement on Several Issues Concerning Enterprise Income Tax on Income Arising from Indirect Transfers of Property by Non-PRC Resident Enterprises, or Announcement 7, with the same effective date. Under Announcement 7, an “indirect transfer” refers to a transaction where a non-resident enterprise transfers its equity interest and other similar interest in an offshore holding company, which directly or indirectly holds Chinese taxable assets (the assets of an “establishment or place” situated in China; real property situated in China and equity interest in Chinese resident enterprises) and any indirect transfer without reasonable commercial purposes are subject to the PRC taxation. In addition, Announcement 7 specifies the conditions under which an indirect transfer is deemed to lack a reasonable commercial purpose which include: (1) 75% or more of the value of the offshore holding company’s equity is derived from Chinese taxable assets, (2) anytime in the year prior to the occurrence of the indirect transfer of Chinese taxable assets, 90% or more of the total assets (excluding cash) of the offshore holding company are direct or indirect investments in China, or 90% or more of the revenue of the offshore holding company was sourced from China; (3) the functions performed and risks assumed by the offshore holding company(ies), although incorporated in an offshore jurisdiction to conform to the corporate law requirements there, are insufficient to substantiate their corporate existence and (4) the foreign income tax payable in respect of the indirect transfer is lower than the Chinese tax which would otherwise be payable in respect of the direct transfer if such transfer were treated as a direct transfer. As a result, gains derived from such indirect transfer will be subject to PRC enterprise income tax, currently at a tax rate of 10%.

Announcement 7 grants a safe harbor under certain qualifying circumstances, including transfers in the public securities market and certain intragroup restricting transactions, however, there is uncertainty as to the implementation of Announcement 7. For example, Announcement 7 requires the buyer to withhold the applicable taxes without specifying how to obtain the information necessary to calculate taxes and when the applicable tax shall be submitted. Announcement 7 may be determined by the tax authorities to be applicable to our offshore restructuring transactions or sale of the shares of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved. Though Announcement 7 does not impose a mandatory obligation of filing the report of taxable events, the transferring party shall be subject to PRC withholding tax if the certain tax filing conditions are met. Non-filing may result in an administrative penalty varying from 50% to 300% of unpaid taxes. As a result, we and our non-resident enterprises in such transactions may become at risk of being subject to taxation under Announcement 7, and may be required to expend valuable resources to comply with Announcement 7 or to establish that we and our non-resident enterprises should not be taxed under Announcement 7, for any restructuring or disposal of shares of our offshore subsidiaries, which may have a material adverse effect on our financial condition and results of operations.

PRC laws and regulations have established more complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

Further to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules, the Anti-monopoly Law of the PRC, the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM or the MOFCOM Security Review Rules, was issued in August 2011, which established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change of control transaction in which a foreign investor takes control of a PRC enterprise, or that the approval from MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to merger control review and or security review.

The MOFCOM Security Review Rules, effective from September 1, 2011, which implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, further provide that, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review by MOFCOM, the principle of substance over form should be applied and foreign investors are prohibited from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through agreements control or offshore transactions.

Further, if the business of any target company that the combined company seeks to acquire falls into the scope of security review, the combined company may not be able to successfully acquire such company either by equity or asset acquisition, capital contribution or through any contractual agreements. The combined company may grow its business in part by acquiring other companies operating in its industry. Complying with the requirements of the relevant regulations to complete such transactions could be time consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit its ability to complete such transactions, which could affect our ability to maintain or expand our market share.

In addition, SAFE promulgated the Circular on the Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Circular 19, on June 1, 2015. Under Circular 19, registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used within the business scope approved by the applicable governmental authority and the equity investments in the PRC made by the foreign-invested company shall be subject to the relevant laws and regulations about the foreign-invested company’s reinvestment in the PRC. In addition, foreign-invested companies cannot use such capital to make the investments in securities, and cannot use such capital to issue the entrusted RMB loans (except approved in its business scope), repay the RMB loans between the enterprises and the ones which have been transferred to the third party. Circular 19 may significantly limit our ability to effectively use the proceeds from future financing activities as the Chinese subsidiaries may not convert the funds received from us in foreign currencies into RMB, which may adversely affect their liquidity and our ability to fund and expand our business in the PRC.

SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts (“Circular 16”), on June 9, 2016, which became effective simultaneously. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to RMB on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in the PRC. Circular 16 reiterates the principle that RMB converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purpose beyond its business scope or prohibited by PRC Laws or regulations, while such converted RMB shall not be utilized as loans to its non-affiliated entities. As Circular 16 is newly issued and SAFE has not provided detailed guidelines with respect to its interpretation or implementation, it is uncertain how these rules will be interpreted and implemented.

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In the meantime, our directors, executive officers and other employees who are PRC citizens or who are non-PRC residents residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, and who have been granted incentive share awards by us, may follow the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or 2012 SAFE notices, promulgated by the SAFE in 2012. Pursuant to the 2012 SAFE notices, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Our executive officers and other employees who are PRC citizens or who reside in the PRC for a continuous period of not less than one year and who have been granted options will be subject to these regulations. It is unclear if these regulations will be expanded to include Hong Kong residents or citizens. Failure to complete the SAFE registrations may subject them to fines, and legal sanctions and may also limit our ability to contribute additional capital into our Hong Kong subsidiaries and limit our Hong Kong subsidiaries’ ability to distribute dividends to us if Hong Kong residents or citizens are covered under these PRC regulations. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

The SAT has issued certain circulars concerning employee share options and restricted shares. Under these circulars, employees working in China who exercise share options or are granted restricted shares will be subject to PRC individual income tax. It is unclear whether these regulations will be expanded in the future to cover our employees in Hong Kong. Our Hong Kong subsidiaries may become obligated to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC governmental authorities.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations and our reputation and could result in a loss of your investment in our shares, especially if such matter cannot be addressed and resolved favorably.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting and reporting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we may have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our Company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

In addition, major issues with other U.S. listed Chinese companies in the future, could have a negative effect on the value of your investment, even though the Company is not involved.

It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.

Substantially all of our assets are located in Hong Kong. Moreover, our current directors and officers are Hong Kong/Chinese nationals. All or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon our subsidiaries or any individuals. In addition, there is uncertainty as to whether the courts of Hong Kong or the PRC would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the United States Federal securities laws or otherwise.

Risks Relating to Securities Markets and Investment in Our Stock

There is not now and there may not ever be an active market for our Common Stock. There are restrictions on the transferability of these securities.

There currently is no market for our Common Stock and, except as otherwise described herein, we have no plans to file any registration statement or otherwise attempt to create a market for the shares. Even if an active market develops for the shares, Rule 144, which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute "penny stock". Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We are a controlled company subject to the control of Lee Ying Chiu Herbert, our director. Lee Ying Chiu Herbert, together with our other insiders beneficially own a significant portion of our stock, and accordingly, have control over stockholder matters, our business and management.

Under NASDAQ stock exchange rule 5615(c)(1), a “controlled company” is defined as a “company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company.” As of the date of this report, Lee Ying Chiu Herbert beneficially owns 172,190,485 shares of our common stock, or approximately 48.05% of our issued and outstanding shares of common stock. Dr. Lee is entitled to an additional  800,000,000 shares of our common stock in connection with our acquisition of Massive Treasure. After the issuance of the 800,000,000 shares of common stock, Dr. Lee will beneficially own in excess of 83.93% of our issued and outstanding shares of our common stock. As a result, Dr. Lee will have significant influence to:

•	Elect or defeat the election of our directors;
•	Amend or prevent amendment of our articles of incorporation or bylaws;
•	Effect or prevent a merger, sale of assets or other corporate transaction; and
•	Affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our management team, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management. In addition, sales of significant amounts of shares held by our management team, or the prospect of these sales, could adversely affect the market price of our common stock. Our management team’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this registration statement.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

The Company does not intend to seek registration or qualification of its shares of common stock the subject of this offering in any State or territory of the United States. Aside from a "secondary trading" exemption, other exemptions under state law and the laws of US territories may be available to purchasers of the shares of common stock sold in this offering,

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.

Though not now, in the future we may become subject to Nevada's control share law. A corporation is subject to Nevada's control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a "controlling interest" which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

(i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder's shares.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and "interested stockholders" for three years after the "interested stockholder" first becomes an "interested stockholder," unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "business combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada's business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may never be able to sell shares when desired. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our Common Stock at a profit.

The market prices for our securities may be volatile and may fluctuate substantially due to many factors, including:

•	market conditions in the business marketing services and digital assets services sectors or the economy as a whole;
•	price and volume fluctuations in the overall stock market;
•	announcements of the introduction of new products and services by us or our competitors;
•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	additions or departures of key personnel;
•	legislation, including measures affecting e-commerce or infrastructure development; and
•	development concerning current or future strategic collaborations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES.

Our corporate and executive office is located at 37th Floor, Singapore Land Tower, 50 Raffles Place, Singapore 048623, telephone number +65 6829 7017. We are parties to commit to an office service agreement at the monthly rate of $103, in a term of 12 months and will expire on June 2022.

We believe that our current facilities are adequate for our current needs. We expect to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which we or our subsidiaries are a party or to which any of our or their property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, affiliates or any owner of record or beneficially of more than 5% of our common stock, or any associate of any of the foregoing, is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “COSG”. As of March 31, 2022, the last closing price of our securities was $4.00. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2021:
Fourth Quarter	$13.93	$3.00
Third Quarter	$11.00	$2.02
Second Quarter	$4.00	$0.51
First Quarter	$0.51	$0.51
Fiscal year ended December 31, 2020:
Fourth Quarter	$1.09	$0.51
Third Quarter	$2.90	$1.09
Second Quarter	$8.99	$1.09
First Quarter	$8.99	$8.99

(b)  Approximate Number of Holders of Common Stock

As of March 31, 2022, there were approximately 197 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

None.

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2021, and 2020. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “Hong Kong Dollar” are to the Hong Kong Dollar, the legal currency of the Hong Kong Special Administrative Region of the People’s Republic of China. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

We, through our subsidiaries are currently engaged in the rendering of financial and money lending services in Hong Kong and operating an online platform to sell and distribute the arts and collectibles to end-users, with the use of blockchain technologies and minting tokens.

We are at a development stage company and reported a net loss of $25,149,399 for the years ended December 31, 2021 and a net income of $467,725 for the year ended December 31, 2020. We had current assets of $23,981,701 and current liabilities of $22,748,075 as of December 31, 2021. As of December 31, 2020, our current assets and current liabilities were $14,721,331 and $15,271,366, respectively.

Our financial statements for the years ended December 31, 2021 and 2020 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations.

Comparison of the fiscal years ended December 31, 2021 and 2020

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended December 31,
	2021	2020
Revenues:
Lending segment	$6,413,284	$4,356,617
Arts and collectibles technology (“ACT”) segment	3,645,265	–
Total revenue	10,058,549	4,356,617
Cost of revenue:
Lending segment	(733,937)	(839,709)
ACT segment	(1,020,704)	–
Total cost of revenue	(1,754,641)	(839,709)
Gross profit	8,303,908	3,516,908
Operating expenses:
Sales and marketing	(1,680,536)	(122,701)
Technology and support	(9,222,103)	–
Corporate development	(5,418,075)	–
General and administrative expenses	(16,077,156)	(3,099,322)
Income (loss) from operation	(24,093,962)	294,885
Other income (expense), net	(621,180)	166,788
Income (loss) before income taxes	(24,715,142)	461,673
Income tax benefit (expense)	(434,257)	6,052
Net income (loss)	$(25,149,399)	$467,725

Revenue

For the year ended December 31, 2021 and 2020, there was no single customer whose revenue exceeded 10% of the revenue.

	Year ended December 31, 2021			December 31, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable
	$–	–%		$–
		%		–
Total:	$–	–%	Total:	$–

Cost of Revenue

Cost of revenue of approximately $1,754,641 and $839,709 for the year ended December 31, 2021 and 2020, respectively, consisted primarily of interest expense and cost of purchasing collectibles.

Gross Profit

We achieved a gross profit of $8,303,908 and $3,516,908 for the years ended December 31, 2021 and 2020, respectively. The increase in gross profit is attributable to an increase in our lending and ACT volume.

Sales and Marketing Expenses

Sales and marketing expenses of $1,680,536 and $122,701 for the year ended December 31, 2021 and 2020, respectively, primarily include costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses.

Technology and support Expenses

Technology and support expenses of $9,222,103 and $0 for the year ended December 31, 2021 and 2020, respectively, including (i) development of the DOT(digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives.

Corporate Development Expenses

Corporate development expenses of $5,418,075 and $0 for the year ended December 31, 2021 and 2020, respectively, primarily include personnel-related expenses incurred to support our corporate development.

General and Administrative Expenses (“G&A”)

General and administrative expenses of $16,077,156 and $3,099,322 for the years ended December 31, 2021 and 2020, respectively. These expenses primarily include professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. G&A expenses increased by approximately $12,977,834 in the year ended December 31, 2021 from $3,099,322 for the same period of 2020.

Income Tax Expense (Benefit)

We incurred income tax expense of $434,257 during the year ended December 31, 2021.

We incurred income tax benefit of $6,052 during the year ended December 31, 2020.

 Liquidity and Capital Resources

As of December 31, 2021 and December 31, 2020, we had cash and cash equivalents of $1,131,128 and $773,381.

We expect to incur significantly greater expenses in the near future as we develop our product offerings or enter into strategic partnerships. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being reporting act company, including directors’ and officers’ insurance and increased professional fees. We believe that we will require approximately $50 million  over the next 12-24 months to implement our business plan. For the immediate future, we intend to finance our business expansion efforts through equity purchase by institutional banks, and loans from existing shareholders or financial institutions.

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

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors might lose all of their investment.

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(4,881,128)	$(3,948,758)
Net cash used in investing activities	(2,044,551)	(229,061)
Net cash provided by financing activities	$7,187,734	$4,510,111

Net Cash Used In Operating Activities.

For the year ended December 31, 2021, net cash used in operating activities was $4,881,128 which consisted primarily of a net loss of $25,149,399, digital assets received of $3,277,589, an increase in loan receivables of $6,910,730, an increase in inventory of $894,091, an increase in prepayment and other receivable of $175,765, offset by amortization of $829,575, imputed interest expense of $620,508, digital assets paid of $3,231,988, issuance of common stock for goods and services rendered of $25,290,203, inventories purchase in lieu of shares of $476,903, a decrease in loan interest receivables of $118,903, an increase of account payables of $240,156, an increase in other payable and accruals of $66,385, loss on written-off of property and equipment of $166,302, and an increase in income tax payable of $434,257.

For the year ended December 31, 2020, net cash used in operating activities was $3,948,758, which consisted primarily of a net income of $467,725, an increase in accrued liabilities and other payables of $239,052, offset by gain from forgiveness of related party debts of $52,147, an increase in loan receivables of $3,329,068, an increase in loan interest receivable of $498,959, and increase in prepayment and other receivables of $743,857.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities to finance our operations and future acquisitions in the next twelve months.

Net Cash Used In Investing Activities.

For the year ended December 31, 2021 and 2020, net cash used in investment activities was $2,044,551 and $229,061, respectively. The net cash used in investing activities for the year ended December 31, 2021 mainly consisted of purchase of intangible assets of $2,039,270. The net cash used in investing activities for the year ended December 31, 2020 consisted of purchase of property and equipment of $229,061.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2021, net cash provided by financing activities was $7,187,734 consisting of advance from related parties of $11,444,456 and repayment of loan payable of $4,256,722.

For the year ended December 31, 2020, net cash provided by financing activities was $4,510,111 consisting primarily of advances from related parties of $3,063,087 and proceeds from loan payable of $1,447,024.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be significantly higher than 2021. As of December 31, 2021, we had an accumulated deficit of $26,436,477. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of December 31, 2021:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	20,954,836	20,954,836	–	–	–
Tax obligation	431,463	431,463	–	–	–
Accounts payable	240,156	240,156	–	–	–
Loan Payable	489,836	489,836	–	–	–
Other contractual liabilities (1)	399,968	399,968	–	–	–
Commercial commitments	–	–	–	–	–
Bank loan repayment	–	–	–	–	–
Total obligations	22,516,259	22,516,259	–	–	–

(1) Includes all obligations included in “Accrued liabilities and other payables” in current liabilities in the “Consolidated Balance Sheet” that are contractually fixed as to timing and amount.

On June 17, 2021, the Company entered into a Share Acquisition Agreement (the “Share Acquisition Agreement”), by and among the Company, Massive Treasure and the holders of common shares of Massive Treasure. Under the terms and conditions of the Share Acquisition Agreement, the Company offered to issue 1,078,269,470 shares of common stock of the Company, in consideration for all the issued and outstanding shares in Massive Treasure. Lee Ying Chiu Herbert, our director, is the beneficial holder of 47,500 common shares, or 95%, of the issued and outstanding shares of Massive Treasure. As of December 31, 2021, there are 800,000,000 shares of common stock pending to be issued to Lee Ying Chiu Herbert.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to consolidated financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following accounting policies are critical in the preparation of our consolidated financial statements.

•	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the impairment loss on digital assets, valuation and useful lives of intangible assets and deferred tax valuation allowance.

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

•	Digital assets

The Company’s digital assets mainly represent the cryptocurrencies held in its e-wallet. The Company accounts for its digital assets in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, “General Intangibles Other Than Goodwill” (“ASC 350”). ASC 350 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value an impairment loss equal to the difference will be recognized in the consolidated statement of operations. If the fair market value at any point during the reporting period is higher than the carrying value, the basis of the digital assets will not be adjusted to account for this increase. Gains on digital assets, if any, will be recognized upon sale or disposal of the assets.

The Company’s cryptocurrencies are deemed to have an indefinite useful life; therefore amounts are not amortized, but rather are assessed for impairment.

•	Loan receivables, net

Loans receivables are carried at unpaid principal balances, less the allowance for loan losses and charge-offs. The loans receivables portfolio consists of real estate mortgage loans, commercial and personal loans.

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

•	Allowance for loan losses ("ALL")

The adequacy of the Company's ALL is determined, in accordance with ASC Topic 450-20 Loss Contingencies includes management's review of the Company's loan portfolio, including the identification and review of individual problem situations that may affect a borrower's ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.

The ALL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio. There is significant judgment applied in estimating the ALL. These assumptions and estimates are susceptible to significant changes based on the current environment. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALL even though there may not be a decline in credit quality or an increase in potential problem loans.

•	Property and equipment

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

•	Intangible assets

Intangible assets represented the acquired technology software, licensed technology know-how, trademark and trade names for its internal use to facilitate and support its platform operation. They are stated at the purchase cost and are amortized based on their economic benefit expected to be realized.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

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

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

Lending Business

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong. During the years ended December 31, 2021 and 2020, the Company originated loans generally ranging from $644 to $579,000, with terms ranging from 1 week to 120 months. The Company mainly derives a portion of its revenue from loan which is specifically excluded from the scope of this standard, that is, interest on loan receivable is accrued monthly and credited to income as earned.

Arts and Collectibles Technology Business

Commencing from October 1, 2021, the Company launched its online platform in the sale and distribution of arts and collectibles, with the use of blockchain technologies and minting tokens. The item of arts and collectibles is individually monetized as non-interchangeable unit of data stored on a blockchain, which is a form of digital ledger that can be sold, in the form of a minting token on the online platform. The Company involves with the following activities to earn its revenue in this segment:

Sale of arts and collectibles products: The Company recognizes revenue derived from the sales of the arts and collectibles when the Company has transferred the risks and rewards to the customers. The minted item of the individual art or collectibles which are sold in crypto asset transaction is the only performance obligation under the fixed-fee arrangements. The corresponding fees received upon each sale transaction is recognized as revenue, is recognized when the designated token, minted with the corresponding art and collectibles is delivered to the end user, together with the transfer of both digital and official title.

Transaction fee income: The Company also generates revenue through transaction fees transacted on its platform or other marketplaces. The Company charges a fee to individual customer at the secondary transaction level, which is allocated to the single performance obligation. The transaction fee is collected from the customer in digital assets, with revenue measured based on a certain percentage of the value of digital assets at the time the transaction is executed. The Company’s service is comprised of a single performance obligation to provide a platform facilitating the transfer of its DOTs. The Company considers its performance obligation satisfied, and recognizes revenue, at the point in time the transaction is processed.

In this segment, the transaction consideration that the Company receives is a non-cash consideration in the form of digital assets, which are cryptocurrencies. The Company measures the related cryptocurrencies at fair value on the date received, at the same time, the revenue is recognized.  Fair value of the digital asset award received is determined using the average U.S. dollar spot rate of the related digital currency at the time of receipt.

Expenses associated with operating the Arts and Collectibles Technology Business, such as minting cost and purchase cost of collectibles and artworks are also recorded as cost of revenues.

•	Lease

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

In accordance with the guidance in ASC Topic 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

The Company made the policy election to not separate lease and non-lease components. Each lease component and the related non-lease components are accounted for together as a single component.

•	Income taxes

The Company adopted the ASC 740 “Income tax” provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”), which is a functional currency as being the primary currency of the economic environment in which the operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the following periods:-

	December 31, 2021	December 31, 2020
Year-end HKD:US$ exchange rate	0.1283	0.1290
Annualized average HKD:US$ exchange rate	0.1287	0.1289

	December 31, 2021	December 31, 2020
Year-end SGD:US$ exchange rate	0.7411	N/A
Annualized average SGD:US$ exchange rate	0.7443	N/A

•	Comprehensive income

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the consolidated financial statements.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

•	Related parties

The Company follows the ASC 850-10, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

•	Commitments and contingencies

The Company follows the ASC 450-20, “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

In January 2020, the Company adopted ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. Adoption of this ASU did not have a material effect on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

COSMOS GROUP HOLDINGS INC.

J&S Associate – AUDIT REPORT

Malaysia

J&S ASSOCIATE (AF002380) (Registered with PCAOB and MIA) Block C-6-3, Megan Avenue 1, 189 Jalan Tun Razak,, 50400 Kuala Lumpur, Malaysia. Tel : 03-62503622 Fax : 03-62503623 Fax : info@jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Shareholders of

Cosmos Group Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cosmos Group Holdings Inc. and its subsidiaries (collectively, the “Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2021, and 2020 (restated) and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020 (restated), in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has suffered from an accumulated deficit of $26,436,477 as at December 31, 2021. These factors create uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statement and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ J&S Associate

Certified Public Accountants

PCAOB Number: 6743

We have served as the Company’s auditor since 2021.

Kuala Lumpur, Malaysia

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2021	2020
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,131,128	$773,381
Digital assets	35,451	-
Loan receivables, net	19,052,594	11,943,595
Loan interest and fee receivables, net	483,371	679,341
Inventories	2,103,038	-
Amounts due from related parties	-	138,020
Prepayments and other receivables	877,802	702,037
Income tax receivable	-	1,420
Right of use assets, net	298,317	483,537

Total current assets	23,981,701	14,721,331

Non-current assets:
Property and equipment, net	59,270	246,575
Intangible assets	18,554,389	-
Loan receivables, net	-	290,229

TOTAL ASSETS	$42,595,360	$15,258,135

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$240,156	$-
Accrued liabilities and other payables	399,968	327,586
Loan payable	489,836	4,811,843
Amounts due to related parties	20,954,836	9,648,400
Income tax payable	431,463	-
Operating lease liabilities	231,816	483,537

Total current liabilities	22,748,075	15,271,366

Non-current liabilities:
Operating lease liabilities	78,216	-

TOTAL LIABILITIES	22,826,291	15,271,366

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000 shares authorized; 358,067,481 and 333,910,484 issued and outstanding as of December 31, 2021 and December 31, 2020	358,067	333,911
Common stock to be issued	806,321	800,000
Additional paid-in capital	44,930,337	-
Accumulated other comprehensive loss	(7,588)	(5,374)
Accumulated deficit	(26,436,477)	(1,379,358)
	19,650,660	(250,821)
Noncontrolling interest	118,409	237,590

Stockholders’ equity (deficit)	19,769,069	(13,231)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$42,595,360	$15,258,135

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2021	2020

Revenue, net:
Interest income	$6,413,284	$4,356,617
Arts and collectibles technology income	3,645,265	-
	10,058,549	4,356,617

Cost of revenue:
Interest expense	(733,937)	(839,709)
Arts and collectibles technology expense	(1,020,704)	-
	(1,754,641)	(839,709)

Gross profit	8,303,908	3,516,908

Operating expenses:
Sales and marketing	(1,680,536)	(122,701)
Corporate development	(5,418,075)	-
Technology and development	(9,222,103)	-
General and administrative	(16,077,156)	(3,099,322)
Total operating expenses	(32,397,870)	(3,222,023)

(LOSS) INCOME FROM OPERATION	(24,093,962)	294,885

Other income (expense):
Interest income	133	-
Gain from forgiveness of related party debts	-	52,142
Gain from the sale of digital assets	29,766	-
Impairment loss on digital assets	(39,916)	-
Imputed interest expense	(620,508)	-
Recovery from bad debts	4,166	31,955
Sundry income	5,179	82,691
Total other (expense) income, net	(621,180)	166,788

(LOSS) INCOME BEFORE INCOME TAXES	(24,715,142)	461,673

Income tax (expense) benefit	(434,257)	6,052

NET (LOSS) INCOME	(25,149,399)	467,725

Net (loss) income attributable to noncontrolling interest	(119,813)	222,029

Net (loss) income attributable to common shareholders	(25,029,586)	245,696

Other comprehensive loss:
– Foreign currency adjustment loss	(2,214)	(1,859)

COMPREHENSIVE (LOSS) INCOME	$(25,031,800)	$243,837

Net (loss) income per share – Basic and Diluted	$(0.07)	$0.00

Weighted average common shares outstanding
– Basic and Diluted	340,448,988	333,910,484

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2021	2020

Cash flows from operating activities:
Net (loss) income	$(25,149,399)	$467,725

Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation of property and equipment	29,401	12,756
Amortization of intangible assets	829,575	-
Imputed interest expense	620,508	-
Recovery from bad debts	-	(31,955)
Gain from forgiveness of related party debts	-	(52,142)
Digital assets received as revenue	(3,277,589)	-
Digital assets paid for expense	3,231,988	-
Impairment loss on digital assets	39,916	-
Loss on the sale of digital assets	(29,766)	-
Stock-based compensation	25,290,203	-
Loss on write-off property and equipment	166,302	-
Cost of inventories (non-cash)	476,903	-
Change in operating assets and liabilities:
Loan receivables	(6,910,730)	(3,329,068)
Loan interest receivables	118,903	(498,959)
Inventories	(894,091)	-
Prepayments and other receivables	(175,765)	(743,857)
Accounts payables	240,156	-
Accrued liabilities and other payables	66,385	239,052
Right-of-use assets and operating lease liabilities	11,715	-
Income tax payable (receivable)	434,257	(12,310)
Net cash used in operating activities	(4,881,128)	(3,948,758)

Cash flows from investing activities:
Payment to acquire property and equipment	(5,281)	(229,061)
Purchase of intangible assets	(2,039,270)	-
Net cash used in investing activities	(2,044,551)	(229,061)

Cash flows from financing activities:
(Repayment to) proceeds from loan payable	(4,256,722)	1,447,024
Advances from related parties	11,444,456	3,063,087
Net cash generated from financing activities	7,187,734	4,510,111

Foreign currency translation adjustment	95,692	(4,055)

Net change in cash and cash equivalents	357,747	328,237

BEGINNING OF YEAR	773,381	445,144

END OF YEAR	$1,131,128	$773,381

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	-	498,433
Cash paid for interest	$733,937	$839,709

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for the acquisition of intangible assets	$17,344,690	$-

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common stock	Additional	Accumulated other	(Accumulated losses)	Non-	Total stockholders’
	No. of shares	Amount	to be issued	paid-in capital	comprehensive loss	retained earnings	controlling interest	(deficit) equity

Balance as of January 1, 2020 (restated)	333,910,484	$333,911	$800,000	$-	$(3,515)	$(1,625,053)	$15,561	$(479,096)

Foreign currency translation adjustment	-	-		-	(1,859)	-		(1,859)
Net loss for the year	-	-		-		245,695	222,029	467,724

Balance as of December 31, 2020 (restated)	333,910,484	$333,911	$800,000	$-	$(5,374)	$(1,379,358)	$237,590	$(13,231)

Balance as of January 1, 2021	333,910,484	$333,911	$800,000	$-	$(5,374)	$(1,379,358)	$237,590	$(13,231)

Shares issued for acquisition of legal acquirer	21,536,933	21,536	-	395,516	(1,436)	(421,613)	-	(5,997)
Recapitalization of legal acquirer	-	-	-	(395,516)	1,436	394,080	-	-
Foreign currency translation adjustment	-	-	-	-	(2,214)	-	632	(1,582)
Shares issued for inventories purchased from related party	269,835	270	-	1,685,580	-	-	-	1,685,850
Shares issued for service rendered	-	-	6,321	25,283,882	-	-	-	25,290,203
Shares issued for purchase of intangible assets	2,350,229	2,350	-	17,342,340	-	-	-	17,344,690
Imputed interest on related party loans	-	-	-	618,535	-	-	-	618,535
Net loss for the year	-	-	-	-	-	(25,029,586)	(119,813)	(25,149,399)

Balance as of December 31, 2021	358,067,481	$358,067	$806,321	$44,930,337	$(7,588)	$(26,436,477)	$118,409	$19,769,069

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Cosmos Group Holdings Inc. (the “Company” or “COSG”) was incorporated in the state of Nevada on August 14, 1987.

On June 17, 2021, the Company entered into a Share Exchange Agreement with the shareholders of Massive Treasure Limited (“MTL”). Pursuant to the Share Exchange Agreement, the Company agreed to issue 1,078,269,470 in exchange for 100% of MTL. MTL is a party to numerous agreements to acquire 12 additional business entities. As such, the Company further agreed to issue an additional 55,641,014 shares of common stock to complete the acquisition of 12 business entities concurrently. Chan Man Chung is a common director of MTL and the Company. This acquisition was consummated on September 17, 2021. This transaction is considered as related party transaction, whereas Chan Man Chung is a director and shareholder of the Company and also controls MTL and its subsidiaries.

Prior to the Share Exchange, the Company was considered as a shell company due to its nominal assets and limited operation. The transaction will be treated as a recapitalization of the Company. Upon the Share Exchange between the Company and MTL on June 17, 2021, is considered as a merger of entities under common control that Chan Man Chung is the common director of both the Company and MTL. Under the guidance in ASC 805 for transactions between entities under common control, the assets, liabilities and results of operations, are recognized at their carrying amounts on the date of the Share Exchange, which required the retrospective combination of the Company and MTL for all years presented, hence the accompanying consolidated financial statements for the years ended December 31, 2021 and 2020 have been restated accordingly.

The Company currently offers financial and money lending services in Hong Kong and operates online platform for the sale and distribution of arts and collectibles around the world, with the use of blockchain technologies and minting token.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Description of subsidiaries

Company name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

Massive Treasure Limited	BVI, limited liability company	Investment holding	50,000 ordinary shares with a par value of US$1 each	100%

Coinllectibles (HK) Limited	Hong Kong, limited liability company	Corporate management in Hong Kong	1,000 ordinary shares for HK$1,000	100%

Coinllectibles Wealth Limited	Hong Kong, limited liability company	Corporate management in Hong Kong	1 ordinary share for HK$1	100%

Coinllectibles DeFi Limited	Hong Kong, limited liability company	Financing service management in Hong Kong	10,000 ordinary shares for HK$10,000	100%

Coinllectibles Private Limited	Singapore, limited liability company	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

Coinllectibles Limited	BVI, limited liability company	Procurement of art and collectibles in Singapore	1,000 ordinary shares with a par value of US$1 each	100%

Healthy Finance Limited (Note 2)	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

8M Limited (Note 1)	Hong Kong, limited liability company	Money lending service in Hong Kong	10 ordinary shares for HK$10	100%

Dragon Group Mortgage Limited (Note 2)	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

E-on Finance Limited (Note 1)	Hong Kong, limited liability company	Money lending service in Hong Kong	2 ordinary shares for HK$2	100%

Lee Kee Finance Limited (Note 2)	Hong Kong, limited liability company	Money lending service in Hong Kong	920,000 ordinary shares for HK$920,000	51%

Rich Finance (Hong Kong) Limited (Note 2)	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

Long Journey Finance Limited (Note 2)	Hong Kong, limited liability company	Money lending service in Hong Kong	100 ordinary shares for HK$100	51%

Vaav Limited (Note 2)	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

Star Credit Limited (Note 2)	Hong Kong, limited liability company	Money lending service in Hong Kong	1,000,000 ordinary shares for HK$1,000,000	51%

NFT Limited	BVI, limited liability company	Procurement of intangible assets in Hong Kong	10,000 ordinary shares with a par value of US$1 each	51%

Grandway Worldwide Holding Limited	BVI, limited liability company	Development of mobile application	50,000 ordinary shares for USD$50,000	51%

Grand Town Development Limited	Hong Kong, limited liability company	Provision treasury management	2 ordinary shares for HK$2	100%

Grand Gallery Limited	Hong Kong, limited liability company	Procurement of art and collectibles in Hong Kong	400,000 ordinary shares for HK$400,000	80%

Phoenix Waters Group Limited	BVI, limited liability company	Investment holding	50,000 ordinary shares with a par value of US$1 each	100%

Note 1:  In May 2021, Massive Treasure entered into a Share Swap Letter Agreement (the “100% Share Swap Letter”) with the shareholders of each of E-on Finance Limited (“E-on”) and 8M Limited ("8M") to acquire 100% of each of E-on and 8M for 20,110,604 and 10,055,302 shares of common stock of COSG respectively based upon the closing price of the common stock of COSG as of the date of signing of the 100% Share Swap Letter and determined in accordance with the terms of the 100% Share Swap Letter on the date. The acquisition of E-on and 8M consummated in May 2021. Thereon, COSG issued 10,256,409 shares and 5,128,204 shares to the shareholders of E-on and 8M respectively.

COSG is obligated to issue 9,854,195 and 4,927,098 shares on the first anniversary of the closing of the acquisition to the former shareholders of E-on and 8M respectively, subject to certain clawback provisions. E-on and 8M are obligated to meet certain financial milestones in each of the two year anniversaries following the closing. Failure to meet such milestones will result in a clawback of the shares issued to the former shareholders. On the second anniversary of the closing, if E-on or 8M exceeds the aggregate financial milestone set for the two years, the former shareholders thereof shall be entitled to additional shares of COSG as determined in accordance with the 100% Share Swap Letter.

Note 2:  In May and June 2021, Massive Treasure entered into a Share Swap Letter Agreement (the “51% Share Swap Letter”) with the shareholders of each of the entities to acquire 51% of the issued and outstanding securities of the entities for an aggregate amount of 23,589,736 shares of COSG’s common stock as set forth below (the “First Tranche Shares”), based upon the closing price of the common stock of COSG as of the date of signing the 51% Share Swap Letter and determined in accordance with the terms of the 51% Share Swap Letter. The acquisition of the entities consummated in May and June 2021. Thereon, COSG issued the First Tranche Shares.

On the first anniversary of the closing, COSG is obligated to issue a second tranche of shares of its common stock, based upon the closing price of its shares as of the fifth business day prior to such first anniversary as determined in accordance with the terms of the 51% Share Swap Letter (the “Second Tranche Shares”).  Upon the issuance of the Second Tranche Shares, each of the entities will deliver the remaining 49% of the issued and outstanding securities to COSG to become wholly owned subsidiaries of COSG. Each of the entities are obligated to meet certain financial milestones in each of the two year anniversaries following the closing. Failure to meet such milestones will result in a clawback of the shares issued to the former shareholders. On the second anniversary of the closing, if any entity exceeds the aggregate financial milestone set for the two years, the former shareholders thereof shall be entitled to additional shares of COSG as determined in accordance with the 51% Share Swap Letter.

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

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

•	Segment reporting

Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. Currently, the Company operates in two reportable operating segments in Hong Kong and Singapore.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists and the costs associated with token minting for collectible pieces. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from December 31, 2021.

•	Digital assets

The Company’s digital assets mainly represent the cryptocurrencies held in its e-wallet. The Company accounts for its digital assets in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, “General Intangibles Other Than Goodwill” (“ASC 350”). ASC 350 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value an impairment loss equal to the difference will be recognized in the consolidated statement of operations. If the fair market value at any point during the reporting period is higher than the carrying value, the basis of the digital assets will not be adjusted to account for this increase. Gains or loss on digital assets, if any, will only be recognized upon sale or disposal of the assets.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company’s cryptocurrencies are deemed to have an indefinite useful life; therefore amounts are not amortized, but rather are assessed for impairment.

•	Loan receivables, net

Loans receivables are carried at unpaid principal balances, less the allowance for loan losses and charge-offs. The loans receivables portfolio consists of real estate mortgage loans, commercial and personal loans.

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

The adequacy of the Company’s ALL is determined, in accordance with ASC Topic 450-20 Loss Contingencies includes management’s review of the Company’s loan portfolio, including the identification and review of individual problem situations that may affect a borrower’s ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.

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

•	Property and equipment

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Intangible assets

Intangible assets represented the acquired technology software, licensed technology know-how, trademark and trade names for its internal use to facilitate and support its platform operation. They are stated at the purchase cost and are amortized based on their economic benefit expected to be realized.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment and intangible assets owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

•	Revenue recognition

ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

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

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

Lending Business

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong. During the years ended December 31, 2021 and 2020, the Company originated loans generally ranging from $644 to $579,000, with terms ranging from 1 week to 120 months. The Company mainly derives a portion of its revenue from loan which is specifically excluded from the scope of this standard, that is, interest on loan receivable is accrued monthly and credited to income as earned.

Arts and Collectibles Technology Business

Commencing from October 1, 2021, the Company launched its online platform in the sale and distribution of arts and collectibles, with the use of blockchain technologies and minting tokens. The item of arts and collectibles is individually monetized as non-interchangeable unit of data stored on a blockchain, which is a form of digital ledger that can be sold, in the form of a minting token on the online platform. The Company involves with the following activities to earn its revenue in this segment:

Sale of arts and collectibles products: The Company recognizes revenue derived from the sales of the arts and collectibles when the Company has transferred the risks and rewards to the customers.

The minted item of the individual art or collectibles which are sold in crypto asset transaction is the only performance obligation under the fixed-fee arrangements. The corresponding fees received upon each sale transaction is recognized as revenue, is recognized when the designated token, minted with the corresponding art and collectibles is delivered to the end user, together with the transfer of both digital and official title.

Transaction fee income:

The Company also generates revenue through transaction fees transacted on its platform or other marketplaces. The Company charges a fee to individual customer at the secondary transaction level, which is allocated to the single performance obligation. The transaction fee is collected from the customer in digital assets, with revenue measured based on a certain percentage of the value of digital assets at the time the transaction is executed.

The Company’s service is comprised of a single performance obligation to provide a platform facilitating the transfer of its DOTs. The Company considers its performance obligation satisfied, and recognizes revenue, at the point in time the transaction is processed.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In this segment, the transaction consideration that the Company receives is a non-cash consideration in the form of digital assets, which are cryptocurrencies. The Company measures the related cryptocurrencies at fair value on the date received, at the same time, the revenue is recognized.  Fair value of the digital asset award received is determined using the average U.S. dollar spot rate of the related digital currency at the time of receipt.

Expenses associated with operating the Arts and Collectibles Technology Business, such as minting cost and purchase cost of collectibles and artworks are also recorded as cost of revenues.

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

In accordance with the guidance in ASC Topic 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

The Company made the policy election to not separate lease and non-lease components. Each lease component and the related non-lease components are accounted for together as a single component.

•	Income taxes

The Company adopted the ASC Topic 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the years ended December 31, 2021 and 2020.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company has operations in Hong Kong and Singapore and maintains the books and record in the local currency, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the following periods:-

	December 31, 2021	December 31, 2020
Year-end HKD:US$ exchange rate	0.1283	0.1290
Annualized average HKD:US$ exchange rate	0.1287	0.1289

	December 31, 2021	December 31, 2020
Year-end SGD:US$ exchange rate	0.7411	N/A
Annualized average SGD:US$ exchange rate	0.7443	N/A

•	Comprehensive income

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of December 31, 2021, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, loan and fee receivable, prepayments and other receivables, amounts due from related parties, accrued liabilities and other payables, loans payable, amounts due to related parties approximate their fair values because of the short maturity of these instruments.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

In January 2020, the Company adopted ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. Adoption of this ASU did not have a material effect on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from an accumulated deficit of $26,436,477 at December 31, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

While it is not possible at this time to estimate with sufficient certainty the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by federal, state, local and foreign governments could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures have also had and may continue to have an adverse impact on global and domestic economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all, and the increase of non-performing loans. In addition, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. These measures are continuing. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and unpredicted, including new changes and variants that may emerge concerning the severity of the virus and the actions to contain its impact.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective years:-

	Years ended December 31,
	2021	2020

Interest income	$6,413,284	$-
ACT income:
- Sale of arts and collectibles products	2,049,956
- Transaction fee income and others	1,595,309	-
	3,645,265

	$10,058,549	$-

NOTE 5 – BUSINESS SEGMENT INFORMATION

Currently, the Company has two reportable business segments:

(i)	Lending Segment, mainly provides financing and lending services; and

(ii)

Arts and Collectibles Technology (“ACT”) Segment, mainly operates an online platform to sell and distribute the arts and collectibles to end-users, with the use of blockchain technologies and minting tokens.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2021
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$6,413,284	$-	$6,413,284
Arts and collectibles technology income	-	3,645,265	3,645,265
Total revenue, net	6,413,284	3,645,265	10,058,549

Cost of revenue:
Interest expense	(733,937)	-	(733,937)
Arts and collectibles technology expense	-	(1,020,704)	(1,020,704)
Total cost of revenue	(733,937)	(1,020,704)	(1,754,641)

Gross profit	5,679,347	2,624,561	8,303,908

Operating Expenses
Sales and marketing	(49,480)	(1,631,056)	(1,680,536)
Corporate development	-	(5,418,075)	(5,418,075)
Technology and development	-	(9,222,103)	(9,222,103)
General and administrative	(9,205,084)	(6,872,072)	(16,077,156)
Total operating expenses	(9,254,564)	(23,143,306)	(32,397,870)

Income (loss) from operations	(3,575,217)	(20,518,745)	(24,093,962)

Other income (loss):
Interest income	133	-	133
Impairment loss on digital assets	-	(39,916)	(39,916)
Gain from the sale of digital assets	-	29,766	29,766
Imputed interest expense	(620,508)	-	(620,508)
Recovery from bad debt	4,166	-	4,166
Sundry income	5,179	-	5,179
Total other loss, net	(611,030)	(10,150)	(621,180)

Segment loss	$(4,186,247)	$(20,528,895)	$(24,715,142)

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year Ended December 31, 2020
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$4,356,617	$-	$4,356,617
Arts and collectibles technology income	-	-	-
Total revenue, net	4,356,617	-	4,356,617

Cost of revenue:
Interest expense	(839,709)	-	(839,709)
Arts and collectibles technology expense	-	-	-
Total cost of revenue	(839,709)	-	(839,709)

Gross profit	3,516,908	-	3,516,908

Operating Expenses
Sales and marketing	(122,701)	-	(122,701)
General and administrative	(3,099,322)	-	(3,099,322)
Total operating expenses	(3,222,023)	-	(3,222,023)

Income from operations	294,885	-	294,885

Other income:
Recovery from bad debt	31,955		31,955
Gain from forgiveness of related party debts	54,142	-	54,142
Sundry income	80,691	-	80,691
Total other income, net	166,788	-	166,788

Segment income	$461,673	$-	$461,673

	As of December 31, 2021
	Lending Segment	ACT Segment	Total

Addition in intangible assets	$39,270	$19,344,690	$19,383,960
Identifiable assets	$5,281	$-	$5,281

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2020
	Lending Segment	ACT Segment	Total

Capital expenditure	$-	$-	$-
Identifiable assets	$-	$-	$-

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended December 31,
	2021	2020

Hong Kong	$6,413,284	$4,356,617
Around the world	3,645,265	-

	$10,058,549	$4,356,617

NOTE 6 - LOAN RECEIVABLES

The Company’s loan portfolio was as follows:-

	As of December 31,
	2021	2020

Personal loans	$17,352,856	$11,083,189
Commercial loans	1,186,339	515,963
Mortgage loans	1,294,601	688,178
Total loans	19,833,796	12,287,330
Less: Allowance for loan losses	(781,202)	(53,506)
Loans receivables, net	$19,052,594	12,233,824

Reclassifying as:
Current portion	$19,052,594	$11,943,595
Non-current portion	-	290,229

Total loans receivables	$19,052,594	$12,233,824

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The interest rates on loans issued were ranged from 13% to 59% (2020: from 13% to 59%) per annum for the year ended December 31, 2021.

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

NOTE 7 – DIGITAL ASSETS

During the years ended December 31, 2021 and 2020, the changes in carrying value of digital assets are summarized as follows:

	2021	2020

Balance at January 1	$-	$-

Received as revenue	3,266,085	-
Paid as expense	(3,203,528)	-
Purchased cryptocurrencies	12,810	-
Impairment loss	(39,916)	-
Balance at December 31	$35,451	$-

The following is the breakdown of cyptocurrencies held as digital assets:-

	As of December 31,
	2021	2020

USDT	$25,576	$-
OKT	34	-
ETH	5,658	-
BNB	1,612	-
COTK	2,571	-
	$35,451	$-

As of December 31, 2021 and 2020, the fair value of the digital assets held by the Company was $35,451 and $0, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 – PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2021 and 2020 is as follows:

	As of December 31,
	2021	2020

Computer equipment	$109,729	$269,785
Less: accumulated depreciation	(50,459)	(23,210)
	$59,270	$246,575

Depreciation expense for the years ended December 31, 2021 and 2020 totaled $29,401 and $12,756, respectively.

NOTE 9 - INTANGIBLE ASSETS

A summary of intangible assets at December 31, 2021 and 2020 is as follows:

		As of December 31,
	Estimated useful life	2021	2020

At cost:
Acquired technology software	5 years	$17,344,690	$-
Licensed technology knowhow	4 years	2,000,000	-
Trademarks and trade name	10 years	39,270	-
Less: accumulated amortization		(829,575)	-
Foreign translation adjustment		4	-
		$18,554,389	$-

On July 1, 2021, the Company entered into Technical Knowhow License and Servicing Agreement (the “Agreement”) with Marvel Digital Group Limited, a related company which is controlled by a Company’s director, at the consideration of $2 million, payable by digital assets at the equivalent value. Under the Agreement, the Company is licensed to use the technology know-how of auto texture model scanning system, auto laser 3D model scanning system, Zbrush Plugin and Scan3Dmotion Software for a term of 4 years.

On October 15, 2021, the Company’s subsidiary, Massive Treasure Limited (“MTL”) entered into a Share Exchange Agreement (the “Agreement”) with NFT Limited (“NFTL”), to acquire 51% of NFTL in exchange for 2,350,229 shares of the Company’s common stock. NFTL substantially owned the intangible assets of an internally developed messaging and cryptocurrency-based mobile application that carried the “Talk+” brand name and included Talk+ e-commerce website, iOS and Android Apps, and backend end infrastructure, as well as 2-years’ software operating and maintenance service. Under the Agreement, the Company is allowed to the use of “Talk+” application software to enhance its operation in ACT business.

The Company accounted for this acquisition as an asset acquisition under ASC Topic 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2021, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows

Year ending December 31:	Amount
2022	$3,973,206
2023	3,973,206
2024	3,973,206
2025	3,723,206
2026	2,895,049
Thereafter	16,516
$18,554,389

Amortization of intangible assets for the years ended December 31, 2021 and 2020 totaled $829,575 and $0, respectively.

NOTE 10 - LOAN PAYABLES

The amounts represented temporary advances received from the third parties for the lending business, which carried annual interest at the rate of 18% to 21%. These amounts were unsecured and will become repayable within one year. The loan payable balance was $489,836 and $4,811,843 as of December 31, 2021 and December 31, 2020, respectively.

Interest related to the loan payables was $733,937 and $839,709 for the years ended December 31, 2021 and 2020, respectively.

NOTE 11 - AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company for the lending business, which were unsecured, interest-free and had no fixed terms of repayments. The related parties balance were $20,954,836 and $9,648,400 as of December 31, 2021 and December 31, 2020, respectively.

During the year ended December 31, 2021, the Company recorded and imputed additional non-cash interest of $620,508 at the market rate of 5% per annum on these interest-free related party loans, under ASC 835-30 "Imputation of Interest".

NOTE 12 - LEASES

The Company entered into operating leases primarily for office premises with lease terms generally 2 years. The Company adopted Topic 842, using the modified-retrospective approach as discussed in Note 2, and as a result, recognized a right-of-use asset and a lease liability. The Company uses a 5% rate to determine the present value of the lease payments. The remaining life of the lease was one year.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

As of December 31, 2021, right-of-use assets were $298,317 and lease liabilities were $310,032.

For the years ended December 31, 2021 and 2020, the Company charged to operations lease as expenses of $121,215 and $20,578, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The maturity of the Company’s lease obligations is presented below:

Year ending December 31,	Future lease payments

2022	$241,509
2023	71,595
2024	8,416
Total	321,520
Less: interest	(11,488)

$310,032

Present value of lease liabilities – current liabilities	$231,816
Present value of lease liabilities – non-current liabilities	78,216

NOTE 13 - STOCKHOLDERS’ DEFICIT

Authorized stock

The Company’s authorized share is 500,000,000 common shares with a par value of $0.001.

Common stock outstanding

On June 17, 2021, the Company entered into a Share Exchange Agreement with the shareholders of Massive Treasure Limited (“MTL”). Pursuant to the Share Exchange Agreement, the Company agreed to issue 1,078,269,470 in exchange for 100% of MTL. MTL is a party to numerous agreements to acquire 12 additional business entities. As such, the Company further agreed to issue an additional 55,641,014 shares of its common stock to complete the acquisition of 12 business entities concurrently. This acquisition was consummated on September 17, 2021, MTL became a 100% owned subsidiary of the Company, with 800,000,000 shares of common stock pending to be issued to Lee Ying Chiu Herbert, the director of the Company.

On July 23, 2021, the Company issued 4,780 shares of its common stock to compensate to authentication and valuation service to 57 sets of art collectible for a service fee of $19,120, at the price of $4 per share and $8,558 settled in cash, total service fee amounting to $27,678.

On July 23, 2021, the Company issued 180,855 shares of its common stock to the director, Lee Ying Chiu Herbert for the acquisition of fifty-five (55) sets of art collectibles for a consideration of $1,334,710, at the price of $4 per share.

On October 15, 2021, the Company’s subsidiary, MTL entered into a Share Exchange Agreement (the “Agreement”) with NFT Limited (“NFTL”), to acquire 51% of NFTL in exchange for 2,350,229 shares of its common stock. NFTL substantially owned the intangible assets of an internally developed messaging and cryptocurrency-based mobile application that carried the “Talk+” brand name and included Talk+ e-commerce platform, iOS and Android Apps and backend end infrastructure, as well as 2-years’ software operating and maintenance service. Under the Agreement, the Company is allowed to the use and implementation of “Talk+” application software to enhance its operation in ACT business.

On October 25, 2021, the Company’s subsidiary, Coinllectibles Private Limited (“Coinllectibles”) and the Company entered into two Sale and Purchase Agreements (the “Agreements”) with two artists, pursuant to which Coinllectibles agreed to purchase collectible art items for £260,000 and US$100,000, payable through the issuance of 43,633 and 12,500 Shares respectively, at a per share price of $4.00, and £130,000 and US$50,000 in cash payable after the respective collectible art item has been sold by Coinllectibles. The consummation of the Agreements occurs upon the issuance of the Shares to the respective artists on October 29, 2021.

As of December 31, 2021 and 2020, the Company had a total of 358,067,481 shares and 333,910,484 shares of its common stock issued and outstanding, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Common stock to be issued

As of December 31, 2021, the Company had 235,294 shares of common stock to be issued to a director, Mr. Tan, for his service to the Company for the year ended December 31, 2021. The Company recorded the stock-based compensation of $941,176 as expense, at the average price of $4.00 per share.

During the year ended December 31, 2021, the Company engaged with 17 consultants to provide different types of business or professional services, in which 10 consultants rendered administrative service, 4 consultants rendered corporate development service, 2 consultants rendered sale and marketing service and 1 consultant rendered to IT development service. Pursuant to Consultancy Agreements, the Company agreed to compensate their service and with issuance of an aggregate of 6,086,062 shares of its common stock to these consultants, after their services are vested. The Company recorded the stock-based compensation of $24,344,248 as consultancy expense, at the average price of $4.00 per share.

As of December 31, 2021, the Company had 806,321,356 shares of its common stock to be issued.

NOTE 14 – NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share for the respective years:

	Years ended December 31,
	2021	2020

Net income (loss) for the year	$(25,149,399)		$467,725

Weighted average common shares: outstanding
- Basic	340,488,988		333,910,484
- Diluted	340,488,988		333,910,484

Net income (loss) per share:
- Basic	$(0.07)	$	#0.00
- Diluted	$(0.07)	$	#0.00

# less than $0.01

For the year ended December 31, 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 15 - INCOME TAX

For the years ended December 31, 2021 and 2020, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended December 31,
	2021	2020

Tax jurisdiction from:
- Local	$(328,355)	$-
- Foreign, including
British Virgin Islands	(6,939,313)	-
Singapore	(18,552,215)	-
Hong Kong	1,104,741	461,673

Income (loss) before income taxes	$(24,715,142)	$461,673

The provision for income taxes consisted of the following:

	Years ended December 31,
	2021	2020

Current tax:	$-	$-
- Local	-	-
- Foreign	434,257	-

Deferred tax
- Local	-	-
- Foreign	-	(6,052)

Income tax expense (benefit)	$434,257	$(6,052)

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Singapore and Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

COSG is registered in the State of Delaware and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company.

For the years ended December 31, 2021 and 2020, there were no operating income in US tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Republic of Singapore

The Company’s subsidiary is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the year ended December 31, 2021, the operation in the Singapore incurred $18,552,215 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforward has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $3,153,877 on the expected future tax benefits from the net operating loss (“NOL”) carryforward as the management believes it is more likely than not that these assets will not be realized in the future.

	Years ended December 31,
	2021	2020

Loss before income taxes	$(18,552,215)	$-
Statutory income tax rate	17%	-
Income tax expense at statutory rate	(3,153,877)	-
Net operating loss	3,153,877	-
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	Years ended December 31,
	2021	2020

Income before income taxes	$1,104,741	$461,836
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	182,282	76,203
Tax effect of non-deductible items	270,371	-
Tax effect of non-taxable items	(38,582)	(82,255)
Net operating loss	20,186	-
Income tax expense (benefit)	$434,257	$(6,052)

The following table sets forth the significant components of the deferred tax assets of the Company:

	As of December 31,
	2021	2020

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$68,955	$-
Singapore tax regime	3,153,877	-
Hong Kong tax regime	20,186	190,595
Less: valuation allowance	(3,243,018)	(190,595)
Deferred tax assets, net	$-	$-

NOTE 16 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2021 and 2020, $29,760 and $35,973 contributions were made accordingly.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 17 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, the Company purchased 55 sets of art collectibles from its director, Dr. Lee, for a consideration of $1,334,710 payable by 180,855 shares of its common stock.

During the year ended December 31, 2021, the Company was licensed with a company controlled by its director, Dr. Lee, to use Technical Knowhow Service at the fixed license fee of $2,000,000, payable by digital assets, in a term of 4 years.

During the year ended December 31, 2021, the Company paid the technical service fee of $1,200,000 and management service fee of $1,800,000, to a company controlled by its director, Dr. Lee.

As of December 31, 2021, the Company had 235,294 shares of common stock to be issued to a director, Mr. Tan, for his service to the Company’s subsidiary for the year ended December 31, 2021. The Company recorded the stock-based compensation of $941,176 as expense, at the average price of $4.00 per share.

There was no related party transaction for the year ended December 31, 2020.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE 18 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2021 and 2020, there was no single customer whose revenue exceeded 10% of the revenue.

(b)	Economic and political risk

The Company’s major operations are conducted in Singapore and Hong Kong. Accordingly, the political, economic, and legal environments in Singapore and Hong Kong, as well as the general state of Singapore and Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(c)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

(d)	Market price risk of crypto (“digital”) assets

The Company generated certain level of its revenue from the sale and distribution of licensed media token products on its platform by the means of crypto assets by the customers, while revenue from these products have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect its operating results. In particular, the future profitability may depend upon the market price of BNB, ETH, as well as other crypto assets. Crypto asset prices, along with the operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and Other crypto assets could have a material and adverse effect on our earnings, the carrying value of the crypto assets, and the future cash flows. This may also affect the liquidity and the ability to meet our ongoing obligations. As of December 31, 2021, the Company recorded an impairment charge on the crypto assets held when crypto asset prices decrease below their carrying value of these crypto assets.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 19 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Company has no material commitments or contingencies.

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source).  In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities.

NOTE 20 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date the Company issued the audited consolidated financial statements.

On February 10, 2022, the Company consummated the acquisition of 80% of the issued and outstanding securities of Grand Gallery Limited, a Hong Kong limited liability company engaged in the business of selling traditional art and collectible pieces, through the issuance of 153,060 shares of our common stock, at a valuation of $4.00 per share. The Company believes that this acquisition will strengthen our DOT business by expanding our access to buyers of arts and collectibles.

On March 18, 2022, the Company entered into letter of intent agreement to anticipate a new sports division in the MetaMall and to partner with a former NBA basketball player as president of Coinllectibles Sports. The Company hopes to exploit its DOT technology and the metaverse to bring innovation to the sports space, bridge the intersection of the DOT technology and sports memorabilia to improve experiences for fans, athletes, teams, events and partners.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of December 31, 2021.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in =achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

 ITEM 9C. DISCLOSURE REARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

                Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position
Chan Man Chung	63	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Lee Ying Chiu Herbert	69	Director
Tan Tee Soo	56	Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Dr. Man Chung Chan, age 63, was appointed to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and a director of the Company on June 28, 2021. He is currently the founding Director and Executive Chairman of the Sustainable Development Institute for the United Nations and has served as the founding director of Institute of Systems Management since 2003. From 2015 to September 30, 2021, Dr. Chan served as Vice President of Marvel Digital Company, a subsidiary of Integrated Media Technology Corporation (IMTE: NASDAQ) and a director of IMTE. Dr. Chan has served as the Chief Executive Officer, Chief Financial Officer, Secretary and Director of Bonanza Goldfields Corp. (BONZ: OTC PK) since August 26, 2021. Dr. Chan has taught and lectured at the Hong Kong Polytechnic University and New South Wales University, Australia, and published more than 22 articles relating to information systems, knowledge systems, data mining and artificial intelligence and brings to our board his deep experience in these fields. Dr. Chan also engaged in numerous research projects and authored numerous papers relating information and knowledge management systems, pattern recognition, data mining and artificial intelligence for business applications.

Dr. Chan received his PHD in Computer Science in 1992 from La Trobe University, Australia and his Bachelor of Arts in Philosophy (Hons) from Chinese University of Hong Kong in 1980.

Dr. Herbert Ying Chiu LEE, aged 69, was appointed to serve as our director on June 28, 2021. Dr. Lee is a seasoned businessman with significant experience in the Hong Kong and Chinese digital advertising market sector and technology development. Over the past 17 years, Dr. Lee has extensive working experience in technology management and 3D auto stereoscopy. Dr. Lee has served as director of Integrated Media Technology Corporation (IMTE: NASDAQ) and retired on May 31, 2019. During these years, he has also invested in many technology start-ups and incubated them into successful companies. Dr. Lee has served on the Board of Directors of Bonanza Goldfields Corp. (BONZ: OTC PK) since August 26, 2021. He brings to our Board his deep experience in technology development and digital advertising.

Dr. Lee received his Bachelor of Applied Science in civil engineering in 1977 from the University of British Columbia, B.C., Canada. He obtained his training in structural design in Hong Kong after his graduation. In 1982, he became a member of the Institute of Structural Engineers (MIStructE.) and subsequently he obtained his Chartered Engineer title from the Engineering Council of the United Kingdom. In 2004, Dr. Lee finished his Master of Technology Management degree at the Hong Kong University of Science and Technology. In 2011, Dr. Lee had been conferred the degree of Doctor of Engineering from the Hong Kong Polytechnic University. In 2014, Dr. Lee was elected by the Council of the Association to be the Senior Fellowship of Asia College of Knowledge Management.

 Mr. Tee Soo TAN, age 56, was appointed to serve as our Director on June 28, 2021. Mr. Tan has also served as a director of Bonanza Goldfields Corp. (BONZ: OTC PK) since August 26, 2021. Since April 2017, Mr. Tan served as the Senior Vice President of a boutique investment house and financial structuring company and has been nominated as director since June 2019. Prior to this time, Mr. Tan served in the Western Australian Police Force in Perth, Western Australia from June 2000 to April 2017. Mr. Tan received his Bachelor of Commerce from Murdoch University in Western Australia in 1993. Mr. Tan brings to our Board his investment and financial experience in the industry.

Family Relationships.

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

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We hope to attract a director who qualifies as an “audit committee financial expert” as our business operations mature.

Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.

                There have not been any material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors since December 31, 2021.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer principal accounting officer or controller in light of our Company’s current stage of development. We expect to adopt a code of ethics in the near future.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Philosophy and Objectives

Our executive compensation philosophy is to create a long-term direct relationship between pay and our performance. Our executive compensation program is designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives are to attract, motivate and retain the qualified executives that help to ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. The compensation package of our named executive officers consists of two main elements:

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2021 and 2020, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2021, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation in share	All Other Compensation in cash	Total
Man Chung	2021	–	–	–	–	–	–	$–	$–	$-
CHAN, CEO, CFO, Secretary and Director (1)	2020	–	–	–	–	–	–	$–	$–	$-
Ying Chiu Herbert,	2021	–	–	–	–	–	–	$–	$–	$-
LEE, Director (2)	2020	–	–	–	–	–	–	$–	$–	$-
Tee Soo	2021		–	–	–	–	–	$941,176	$23,226	$964,402
TAN, Director (2)(3)(4)	2020	–	–	–	–	–	–	$–	$–	$-

________________________

(1)	Dr. Chan joined us as our Chief Executive Officer, Secretary and Director on June 28, 2021.
(2)	Dr. Lee and Mr. Tan joined us as our Director on June 28, 2021.
(3) (4)

The Board approved the issuance to Mr. Tan of 235,294 shares of the Company’s common stock at a price of $4.00 per share as a director retainer fee on December 31, 2021.  The Company expects to issue the securities to Mr. Tan in the near future after the increase in the Company’s authorized capital has been effectuated.

Mr. Tan also received HK$180,000, equivalent to US$23,226 from Marvel Digital Group Limited for services provided.  Marvel Digital Group Limited is owned by Dr. Lee and Dr. Lee also serves as the sole executive officer and director of Marvel Digital Group Limited.

Narrative disclosure to Summary Compensation

Dr. Chan did not receive any compensation for services in his capacity as a director and the sole executive officer of the Company.

Other than set out above and below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We expect to establish one or more incentive compensation plans in the future. Our directors and executive officers may receive securities of the Company as incentive compensation at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Equity Awards

There are no unvested options, warrants or convertible securities outstanding.

At no time during the last fiscal year with respect to any of any of our executive officers was there:

•

any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

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

Compensation of Directors

On December 31, 2021, the Board approved the issuance to Mr. Tan of 235,294 shares of the Company’s common stock at a price of $4.00 per share as a director retainer fee.  The Company expects to issue the securities to Mr. Tan in the near future after the increase in the Company’s authorized capital has been effectuated.

Except as set forth above, during our fiscal year ended December 31, 2021, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2021, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2021. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Chan Man Chung

Lee Ying Chiu Herbert

Tan Tee Soo

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2022, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Cosmos Group Holdings Inc., 37th Floor, Singapore Land Tower, 50 Raffles Place, Singapore 048623. Dr. Lee

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
CHAN Man Chung (2)	14,380,288	4.01%
LEE Ying Chiu Herbert (2)(3)	172,190,485	48.05%
TAN Tee Soo (2) (4)	272,353	0.08%
All executive officers and directors as a Group (3 persons)	186,843,126	52.14%

5% or Greater Stockholders:
SO Han Meng Julian	53,913,473	15.04%

(1)

Applicable percentage ownership is based on 358,320,541 shares of common stock outstanding as of March 31, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 31, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

On June 28, 2021, Messrs. Chan Man Chung, Lee Ying Chiu Herbert and Tan Tee Soo were appointed to the Company’s Board of Directors and Chan Man Chung was appointed to serve as the CEO, CFO and Secretary of the Company.

(3)	We are obligated to issue to Lee Ying Chiu Herbert, our director, 800,000,000 shares in connection with our acquisition of Massive Treasure. We are in the process of effectuating such issuance.
(4)	We are obligated to issue to Tan Tee Soo, our director, 235,294 shares in connection with his service as director of the Company. We are in the process of effectuating such issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2021, and December 31, 2020, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our directors advanced funds to us for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment. During the year ended December 31, 2021, companies which are controlled by Lee Ying Chiu Herbert, our director advanced $410,558 and Chan Man Chung, our director advanced $273,030 to us, respectively.

On July 1, 2021, the Company entered into a Technical Knowhow License & Servicing Agreement with Marvel Digital Group Limited, a company incorporated in the British Virgin Islands, a company beneficially owned by Lee Ying Chiu Herbert (“Marvel BVI”), pursuant to which Marvel BVI licensed certain assets and know-how to the Company and agreed to provide certain technical services in consideration of a fixed license fee of $2,000,000 over a period of 4 years and a technical service fee of 25% of the sale or auction price of the arts and collectibles pieces quoted by the Company in marketplaces.  Concurrently, the Company also entered into a Service Agreement with Marvel BVI pursuant to which Marvel BVI agreed to provide staffing and back office services to the Company until the arrangement is terminated by the parties.  During the year ended December 31, 2021, the Company paid to Marvel BVI the technical service fee of $1,200,000 pursuant to the Technical Knowhow License and Servicing Agreement and a management service fee of $1,800,000 pursuant to the Services Agreement.  The foregoing descriptions of the Technical Knowhow License & Servicing Agreement and the Services Agreement are qualified in their entirety by reference to such agreements which are filed as Exhibits 10.1 and 10.2 to this Annual Report and is incorporated herein by reference.

During the year ended December 31, 2021, the Company purchased 55 sets of art collectibles from its director, Dr. Lee, for a consideration of $1,334,710, payable by 180,855 shares of its common stock.

As of December 31, 2021, the Company had 235,294 shares of common stock to be issued to a director, Mr. Tan, for his service to the Company’s subsidiary for the year ended December 31, 2021. The Company recorded the stock-based compensation of $941,176 as expense, at the average price of $4.00 per share.

There was no related party transaction for the year ended December 31, 2020.

Except as set forth above, the Company had no other significant or material related party transactions during the years ended December 31, 2021 and 2020.

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Though not a NASDAQ listed company, we intend to adhere to the corporate governance standards adopted by NASDAQ. NASDAQ rules require our Board to make an affirmative determination as to the independence of each director. Consistent with these rules, our Board conducted its annual review of director independence. During the review, our Board considered relationships and transactions since incorporation between each director or any member of her immediate family, on the one hand, and us and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that none of the current members of our Board are independent directors under the criteria established by NASDAQ and by our Board.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

J&S Associate (“J&S”) audited our financial statements for the fiscal years ended December 31, 2021 and 2020.

All audit work was performed by the full time employees of J&S for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by J&S, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	December 31, 2021	December 31, 2020

Audit fees	$50,000	$–
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$50,000	$–

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits
Exhibit No.	Description
3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock(3)
4.2	Description of Securities (4)
10.1	Technical Knowhow License & Servicing Agreement, dated July 1, 2021, by and between Coinllectibles Limited and Marvel Digital Group Limited*
10.2	Services Agreement, dated July 1, 2021, by and between Coinllectibles Limited and Marvel Digital Group Limited*
21	Subsidiaries*
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

_________

*	Filed herewith

(1)	Incorporated by reference from our Form 10 filed with the Securities and Exchange Commission on May 23, 2017.
(2)	Incorporated by reference from our Form 10-SB filed with the Securities and Exchange Commission on January 19, 2000, under the name Interactive Marketing Technology, Inc.
(3)	Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2021.
(4)	Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.

ITEM 16. FORM 10-K SUMMARY.

                None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS INC.

Date: April 15, 2022	By:	/s/ Man Chung CHAN
Man Chung CHAN
Chief Executive Officer, Chief Financial Officer and
Secretary

