Form 10-Q
period 2022-03-31
Cosmos Group Holdings Inc.
filed 2022-05-16
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55793

COSMOS GROUP HOLDINGS INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-1177460
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of May 6, 2022, the Company had outstanding 358,320,541 shares of common stock.

INTRODUCTORY COMMENTS

We are a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Cosmos Group Holdings Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and Singaporean authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2022 (the “Form 10-K”).

Cosmos Group Holdings Inc. and our Hong Kong subsidiaries are not required to obtain permission or approval from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, the Cybersecurity Administration Committee, or CAC, to operate our business or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the People’s Republic of China (“the PRC”) government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless.

There are prominent legal and operational risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. We are subject to risks arising from the legal system in China where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. Changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the "New Measures") on January 4, 2022. The New Measures amends the Draft Measures released on July 10, 2021 and became effective on February 15, 2022.

The business of our subsidiaries are not subject to cybersecurity review with the Cyberspace Administration of China, given that: (i) we do not have one million individual online users of our products and services in Hong Kong; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks the Company is facing and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Form 10-K.

The recent joint statement by the SEC and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the SEC adopted rules to implement the HFCAA. Pursuant to the HFCAA, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB’s inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the U.S.” set forth in the Form 10-K.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong.” set forth in the Form 10-K.

Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Form 10-K.

We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong and Singapore subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors- Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.” set forth in the Form 10-K.

There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiaries for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries.” set forth in the Form 10-K.

PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors- PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Form 10-K.

In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little or no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Form 10-K.

Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors- The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Form 10-K.

Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10-K.

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

You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors- Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Form 10-K.

We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors- We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Form 10-K.

We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong, Singapore and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors- It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.” set forth in the Form 10-K.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10-K.

References in this registration statement to the “Company,” “COSG,” “we,” “us” and “our” refer to Cosmos Group Holdings Inc., a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

Cosmos Group Holdings Inc. is a Nevada holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our subsidiaries in Hong Kong and Singapore. We may rely on dividends or other transfers of cash or assets to be made by our Hong Kong and Singapore subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our Hong Kong and Singapore subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to Cosmos Group Holdings Inc. and Cosmos Group Holdings Inc. has not made any transfers, dividends or distributions of cash flows or other assets to our subsidiaries.

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

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from Cosmos Group Holdings Inc. to our Hong Kong subsidiaries or from our Hong Kong subsidiaries to Cosmos Group Holdings Inc. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of Hong Kong dollar (“HKD”) into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S. investors.

There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” set forth in the Form 10-K.

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

The PRC government imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10%.

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

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this report, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Form 10-K.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including our Current Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022.

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

TABLE OF CONTENTS.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

10

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31,	December 31,
	2022	2021
ASSETS		(Audited)
Current asset:
Cash and cash equivalents	$1,698,505	$1,131,128
Digital assets	4,146	35,451
Loan receivables, net	20,339,940	19,052,594
Loan interest and fee receivables, net	306,126	483,371
Inventories	1,437,646	2,103,038
Prepayment and other receivables	882,852	877,802
Right-of-use assets, net	295,491	298,317

Total current assets	24,964,706	23,981,701

Non-current assets:
Property and equipment, net	58,623	59,270
Intangible assets, net	17,562,861	18,554,389
Goodwill	554,098	-

TOTAL ASSETS	$43,140,288	$42,595,360

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$239,358	$240,156
Accrued liabilities and other payables	356,789	399,968
Accrued consulting and service fee	62,367,500	-
Loan payables	911,240	489,836
Amounts due to related parties	20,105,289	20,954,836
Income tax payable	629,296	431,463
Operating lease liabilities	234,596	231,816

Total current liabilities	84,844,068	22,748,075

Non-current liabilities
Operating lease liabilities:	71,195	78,216

TOTAL LIABILITIES	84,915,263	22,826,291

Commitments and contingencies	-	-

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value; 500,000,000 shares authorized; 358,320,541 and 358,067,481 issued and outstanding as of March 31, 2022 and December 31, 2021	358,321	358,067
Common stock to be issued	806,321	806,321
Additional paid-in capital	45,778,659	44,930,337
Accumulated other comprehensive loss	(18,030)	(7,588)
Accumulated deficit	(88,828,230)	(26,436,477)
	(41,902,959)	19,650,660
Noncontrolling interest	127,984	118,409

Stockholders’ (deficit) equity	(41,774,975)	19,769,069

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$43,140,288	$42,595,360

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2022	2021
Revenue, net		(Restated)

Interest income	$1,666,141	$1,601,622
Arts and collectibles technology income	2,514,806	-
	4,180,947	1,601,622

Cost of revenue
Interest expense	(46,906)	(503,947)
Arts and collectibles technology expense	(665,759)	-
	(712,665)	(503,947)

Gross profit	3,468,282	1,097,675

Operating expenses:
Sales and marketing expenses	(19,364,656)	(29,263)
Corporate development expense	(18,988,606)	-
Technology and development expense	(24,353,672)	-
General and administrative expenses	(2,729,002)	(855,739)
Total operating expenses	(65,435,936)	(885,002)

(LOSS) INCOME FROM OPERATION	(61,967,654)	212,673

Other (expense) income:
Interest income	39	16
Impairment loss on digital assets	(3,199)	-
Imputed interest expense	(237,114)	-
Sundry income	23,939	2,282
Total other income (expense), net	(216,335)	2,298

(LOSS) INCOME BEFORE INCOME TAXES	(62,183,989)	214,971

Income tax expense	(211,155)	(6,056)

NET (LOSS) INCOME	(62,395,144)	208,915

Net loss attributable to noncontrolling interest	(3,391)	(139,945)

Net (loss) income attributable to common shareholders	(62,391,753)	348,860

Other comprehensive income:
Foreign currency adjustment loss	(10,442)	(292)

COMPREHENSIVE (LOSS) INCOME	$(62,402,195)	$348,568

Net (loss) income per share:
– Basic	$(0.19)	$0.00#
– Diluted	$(0.05)	$0.00#

Weighted average common shares outstanding:
– Basic	334,072,705	333,910,484
– Diluted	1,140,394,061	1,133,910,484

#: less than 0.01

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(62,395,144)	$208,915

Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation of property and equipment	1,986	7,065
Amortization of intangible assets	993,249	-
Imputed interest expense	237,114	-
Digital assets received as revenue	(2,514,806)	-
Digital assets paid for expense	2,542,912	-
Impairment loss on digital assets	3,199	-

Change in operating assets and liabilities:
Loan receivables	(1,287,346)	(721,832)
Loan interest and fee receivables	177,245	(31,414)
Inventories	665,392	-
Prepayment and other receivables	6,196	24,805
Accrued liabilities and other payables	(47,432)	(101,673)
Accrued consulting and service fee	62,367,500
Right-of-use assets and operating lease liabilities	(1,415)	11,426
Income tax payable	211,155	6,047
Net cash provided by (used in) operating activities	959,805	(596,661)

Cash flows from investing activities:
Receive from disposal of property and equipment	2,599	159,443
Payment to acquire intangible assets	(1,878)	-
Cash from acquisition of subsidiary	33,404	-
Net cash provided by investing activities	34,125	159,443

Cash flows from financing activities:
Proceeds from loan payables	421,404	294,271
(Repayment of) advance from related parties	(827,715)	294,485
Net cash provided by (used in) financing activities	(406,311)	588,756

Foreign currency translation adjustment	(20,242)	(292)

Net change in cash and cash equivalents	567,377	151,246

BEGINNING OF PERIOD	1,131,128	773,381

END OF PERIOD	$1,698,505	$924,627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$46,906	$503,947

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Common stock	Additional paid-	Accumulated other	(Accumulated losses)	Non-	Total stockholders’
	No. of shares	Amount	to be issued	in capital	comprehensive loss	retained earnings	controlling interest	(deficit) equity

Balance as of January 1, 2021 (restated)	333,910,484	$333,911	$800,000	-	$(5,374)	$(1,379,358)	$237,590	$(13,231)

Foreign currency translation adjustment	-	-	-	-	(292)	-	-	(292)
Net income for the period	-	-	-	-	-	348,860	(139,945)	208,915

Balance as of March 31, 2021	333,910,484	$333,911	$800,000	-	$(5,666)	$(1,030,498)	$97,645	$195,392

Balance as of January 1, 2022	358,067,481	$358,067	$806,321	44,930,337	$(7,588)	$(26,436,477)	$118,409	$19,769,069

Foreign currency translation adjustment	-	-	-	-	(10,442)	-	-	(10,442)
Imputed interest on related party loans	-	-	-	236,336	-	-	-	236,336
Commitment Share issued for private placement	100,000	100	-	(100)	-	-	-	-
Share issued for acquired subsidiary	153,060	154	-	612,086	-	-	12,966	625,206
Net loss for the period	-	-	-	-	-	(62,391,753)	(3,391)	(62,395,144)

Balance as of March 31, 2022	358,320,541	$358,321	$806,321	$45,778,659	$(18,030)	$(88,828,230)	$127,984	$(41,774,975)

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

In the opinion of management, the consolidated balance sheet as of December 31, 2021 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the goodwill, impairment loss on digital assets, valuation and useful lives of intangible assets and property and equipment and deferred tax valuation allowance.

•	Basis of consolidation

The condensed consolidated financial statements include the accounts of COSG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Segment reporting

Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements. Currently, the Company operates in two reportable operating segments in Hong Kong and Singapore.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists and the costs associated with token minting for collectible pieces. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from March 31, 2022.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Depreciation expense for the periods ended March 31, 2022 and 2021 totaled $1,986 and $7,065, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Business Combination

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill to reporting units based on the expected benefit from the business combination. Allocation of purchase consideration to identifiable assets and liabilities affects the amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

•	Goodwill

We allocate goodwill to reporting units based on the expected benefit from business combinations. We evaluate our reporting units annually, as well as when changes in our operating segments occur. For changes in reporting units, we reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We have two reporting units subject to goodwill impairment testing. As of March 31, 2022, no impairment of goodwill has been identified.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Lending Business

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong. During the three months ended March 31, 2022 and 2021, the Company originated loans generally ranging from $644 to $579,000, with terms ranging from 1 week to 120 months. The Company mainly derives a portion of its revenue from loan which is specifically excluded from the scope of this standard, that is, interest on loan receivable is accrued monthly and credited to income as earned.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the periods ended March 31, 2022 and 2021.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the following periods:-

	March 31, 2022	March 31, 2021
Period/ year-end HKD:US$ exchange rate	0.1277	0.1286
Annualized average HKD:US$ exchange rate	0.1281	0.1289

	March 31, 2022	March 31, 2021
Period/ year-end SGD:US$ exchange rate	0.7387	0.7433
Annualized average SGD:US$ exchange rate	0.7396	0.7507

•	Comprehensive income

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

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of March 31, 2022, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU became effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

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

The Company has suffered from an accumulated deficit of $88,828,230 and working capital deficit of $59,879,362 at March 31, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

NOTE 5 – BUSINESS COMBINATION

On February 10, 2022, the Company issued 153,060 shares of its common stock, at a price of $4.00 per share at its current market price, in exchange for 80% of equity interest of Grand Gallery Limited, a Hong Kong limited liability company. The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”).

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values.

The purchase price allocation resulted in $554,098 of goodwill, as below:

Acquired assets:
Property and equipment	$2,599
Cash and cash equivalents	33,404
Deposit, prepayment and other receivables	11,247
Amounts due from related parties	21,832
69,082
Less: Assumed liabilities
Accrued liabilities and other payables	(4,253)
(4,253)
Fair value of net assets acquired	64,829
Noncontrolling interest	(12,966)
Foreign translation adjustment	6,279
Goodwill recorded	554,098
Consideration allocated, payable by the Company’s common stock	$612,240

Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of tangible assets acquired; (ii) finalization of the valuation of accrued expenses; and (iii) finalization of the fair value of non-cash consideration.

The Acquisition was accounted for as a business combination in accordance with ASC 805 “Business Combinations”. The Company has allocated the purchase price consideration based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from management estimation. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

NOTE 6 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective periods:

	Three months ended March 31,
	2022	2021

Interest income	$1,666,141	$1,601,622
ACT income:
- Sale of arts and collectibles products	1,208,146	-
- Transaction fee income and others	1,306,660	-
	2,514,806	-

	$4,180,947	$1,601,622

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 – BUSINESS SEGMENT INFORMATION

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

	Three months ended March 31, 2022
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$1,666,141	$-	$1,666,141
Arts and collectibles technology income	-	2,514,806	2,514,806
Total revenue, net	1,666,141	2,514,806	4,180,947

Cost of revenue:
Interest expense	(46,906)	-	(46,906)
Arts and collectibles technology expense	-	(665,759)	(665,759)
Total cost of revenue	(46,906)	(665,759)	(712,665)

Gross profit	1,619,235	1,849,047	3,468,282

Operating Expenses
Sales and marketing	(6,684)	(19,357,972)	(19,364,656)
Corporate development	-	(18,988,606)	(18,988,606)
Technology and development	-	(24,353,672)	(24,353,672)
General and administrative	(1,009,521)	(1,719,481)	(2,729,002)
Total operating expenses	(1,016,205)	(64,419,731)	(65,435,936)

Income (loss) from operations	603,030	(62,570,684)	(61,967,654)

Other income (loss):
Interest income	36	3	39
Impairment loss on digital assets	-	(3,199)	(3,199)
Imputed interest expense	(237,114)	-	(237,114)
Sundry income	23,939	-	23,939
Total other loss, net	(213,139)	(3,196)	(216,335)

Segment income (loss)	$389,891	$(62,573,880)	$(62,183,989)

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31, 2021
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$1,601,622	$-	$1,601,622
Arts and collectibles technology income	-	-	-
Total revenue, net	1,601,622	-	1,601,622

Cost of revenue:
Interest expense	(503,947)	-	(503,947)
Arts and collectibles technology expense	-	-	-
Total cost of revenue	(503,947)	-	(503,947)

Gross profit	1,097,675	-	1,097,675

Operating Expenses
Sales and marketing	(29,263)	-	(29,263)
General and administrative	(855,739)	-	(855,739)
Total operating expenses	(885,002)	-	(885,002)

Income from operations	212,673	-	212,673

Other income:
Interest income	16	-	16
Sundry income	2,282	-	2,282
Total other income, net	2,298	-	2,298

Segment income	$214,971	$-	$214,971

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three months ended March 31,
	2022	2021

Hong Kong	$1,666,141	$1,601,622
Around the world	2,514,806	-

	$4,180,947	$1,601,622

NOTE 8 - LOAN RECEIVABLES, NET

The Company’s loan portfolio was as follows:

	March 31, 2022	December 31, 2021

Personal loans	$17,913,525	$17,352,856
Commercial loans	1,545,024	1,186,339
Mortgage loans	2,219,997	1,294,601
Total loans	21,678,546	19,833,796
Less: Allowance for loan losses	(1,338,606)	(781,202)
Loans receivables, net	$20,339,940	$19,052,594

Reclassifying as:
Current portion	$20,339,940	$19,052,594
Non-current portion	-	-

Total loans receivables	$20,339,940	$19,052,594

The interest rates on loans issued were ranged from 13% to 59% (2021: from 13% to 59%) per annum for the three months ended March 31, 2022 and 2021.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

NOTE 9 – DIGITAL ASSETS

During the three months ended March 31, 2022 and 2021, the changes in carrying value of digital assets are summarized as follows:

	March 31, 2022	March 31, 2021

Balance at January 1	$35,451	$-

Received as revenue	2,514,806	-
Paid as expense	(2,542,912)	-
Impairment loss	(3,199)	-
Balance at March 31	$4,146	$-

The following is the breakdown of cryptocurrencies held as digital assets:

	March 31, 2022	December 31, 2021

USDT	$576	$25,576
BUSD	606	-
OKT	18	34
ETH	1,652	5,658
BNB	1,006	1,612
COTK	288	2,571
	$4,146	$35,451

As of March 31, 2022 and December 31, 2021, the fair value of the digital assets held by the Company was $4,146 and $35,451, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 10 - INTANGIBLE ASSETS, NET

A summary of intangible assets as of March 31, 2022 and December 31, 2021 is as follows:

	Estimated useful life	March 31, 2022	December 31, 2021
At cost:
Acquired technology software	5 years	$17,344,690	$17,344,690
Licensed technology knowhow	4 years	2,000,000	2,000,000
Trademarks and trade name	10 years	41,148	39,270
Less: accumulated amortization		(1,822,825)	(829,575)
Foreign translation adjustment		(152)	4
		$17,562,861	$18,554,389

As of March 31, 2022, the estimated annual amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows

Period ending March 31:
2023	$3,973,050
2024	3,973,050
2025	3,973,050
2026	3,598,050
2027	2,027,659
Thereafter	18,002
$17,562,861

Amortization of intangible assets for the three months ended March 31, 2022 and 2021 totaled $993,249 and $0, respectively.

NOTE 11 - ACCRUED CONSULTING AND SERVICE FEE

For the three months ended March 31, 2022, the Company agreed to compensate certain business or professional service providers, in which rendered IT development service, sale and marketing service, corporate development service and administrative service. These consulting and service fees totaled $62,367,500 and agreed to be settled in lieu of the common stock of the Company.

NOTE 12 - LOAN PAYABLES

The amounts represented temporary advances received from the third parties for the lending business, which carried annual interest at the rate of 18% to 21%. These amounts were unsecured and will become repayable within one year. The loan payable balance was $911,240 and $489,836 as of March 31, 2022 and December 31, 2021, respectively.

Interest related to the loan payables was $46,906 and $503,947 for the three months ended March 31, 2022 and 2021, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 13 - AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company for the lending business, which were unsecured, interest-free and had no fixed terms of repayments. The related party balances were $20,105,289 and $20,954,836 as of March 31, 2022 and December 31, 2021, respectively.

During the period ended March 31, 2022, the Company recorded and imputed additional non-cash interest of $237,114 at the market rate of 5% per annum on these interest-free related party loans, under ASC 835-30 “Imputation of Interest”.

NOTE 14 - LEASES

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

As of March 31, 2022, right-of-use assets were $295,491 and lease liabilities were $305,791.

For the three months ended March 31, 2022 and 2021, the Company charged to operations lease as expenses of $10,343 and $12,683, respectively.

The maturity of the Company’s lease obligations is presented below:

Period Ending March 31,
2023	$193,957
2024	107,305
2025	15,884

Total	317,146
Less: interest	$(11,355)
Present value of lease liabilities – current liability	234,596
Present value of lease liabilities – non-current liability	$71,195

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 15 - STOCKHOLDERS’ EQUITY

Authorized stock

The Company’s authorized share is 500,000,000 common shares with a par value of $0.001 per share.

Common stock outstanding

On January 19, 2022, the Company issued 100,000 shares of its common stock as Commitment Shares to Williamsburg Venture Holdings, LLC (the “Investor”), under an Equity Purchase Agreement dated December 31, 2021 (the “Agreement”), in consideration for the Investor’s execution and delivery of, and performance under the Agreement.

On February 10, 2022, the Company issued 153,060 shares of its common stock, at a price of $4.00 per share at its current market price, in exchange for 80% of equity interest of Grand Gallery Limited, a Hong Kong limited liability company, which is engaged in the business of selling traditional art and collectible pieces. The Company believes that this acquisition will strengthen the DOT business by expanding its access to buyers of arts and collectibles.

As of March 31, 2022 and December 31, 2021, the Company had a total of 358,320,541 shares and 358,067,481 shares of its common stock issued and outstanding, respectively.

Common stock to be issued

As of March 31, 2022 and December 31, 2021, the Company had 806,321,356 and 806,321,356 shares of its common stock to be issued respectively, comprising of 800,000,000 shares outstanding to Dr. Lee, a director of the Company, in connection with the acquisition of Massive Treasure, 235,294 shares outstanding to Mr. Tan, a director of the Company, in connection with his service to the Company for the year ended December 31, 2021, and 6,086,062 shares outstanding to 17 consultants for their services rendered to the Company for the year ended December 31, 2021.

NOTE 16 - INCOME TAX

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2022	2021
Current tax:
- Local	$-	$-
- Foreign	211,155	6,056

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense	$211,155	$6,056

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Singapore and Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

For the periods ended March 31, 2022 and 2021, there were no operating income in US tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Republic of Singapore

The Company’s subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. The operation in Singapore incurred an operating loss and there is no provision for income tax for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021
Loss before income taxes	$(61,636,397)	$-
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(10,478,187)	-
Net operating loss	10,478,187	-
Income tax expense	$-	$-

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

The Company and subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
	2022	2021
Income before income taxes	$490,775	$214,971
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	80,978	35,470
Tax effect of non-deductible items	129,407	-
Tax effect of non-taxable items	(3,176)	(29,414)
Net operating loss	3,946	-

Income tax expense	$211,155	$6,056

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$81,056	$68,955
Singapore tax regime	13,632,064	3,153,877
Hong Kong tax regime	24,132	20,186
Less: valuation allowance	(13,737,252)	(3,243,018)
Deferred tax assets, net	$-	$-

As of March 31, 2022, the operations in the United States of America incurred $385,980 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $81,056 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of March 31, 2022, the operations in Singapore incurred $80,188,612 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Singapore tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $13,632,064 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

NOTE 17 - RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances were unsecured, non-interest bearing and had no fixed terms of repayment.

During the three months ended March 31, 2022, the Company paid the management service fee of $1,000,000, to a company controlled by its director, Dr. Lee.

During the three months ended March 31, 2022, the Company paid the director fee of $30,000 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 18 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2022 and 2021, there was no single customer whose revenue exceeded 10% of the revenue.

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

(d)	Market price risk of crypto (“digital”) assets

The Company generated certain level of its revenue from the sale and distribution of licensed media token products on its platform by the means of crypto assets by the customers, while revenue from these products have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect its operating results. In particular, the future profitability may depend upon the market price of BNB, ETH, as well as other crypto assets. Crypto asset prices, along with the operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and Other crypto assets could have a material and adverse effect on our earnings, the carrying value of the crypto assets, and the future cash flows. This may also affect the liquidity and the ability to meet our ongoing obligations. As of March 31, 2022, the Company recorded an impairment charge on the crypto assets held when crypto asset prices decrease below their carrying value of these crypto assets.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company is committed to the below contractual arrangements.

In May 2021, The Company, through its subsidiary, Massive Treasure entered into a Share Swap Letter Agreement (the “100% Share Swap Letter”) with the shareholders of each of E-on Finance Limited (“E-on”) and 8M Limited ("8M") to acquire 100% of each of E-on and 8M for 20,110,604 and 10,055,302 shares of common stock of COSG respectively based upon the closing price of the common stock of COSG as of the date of signing of the 100% Share Swap Letter and determined in accordance with the terms of the 100% Share Swap Letter on the date. The acquisition of E-on and 8M consummated in May 2021. Thereon, the Company issued 10,256,409 shares and 5,128,204 shares to the shareholders of E-on and 8M respectively, during 2021.

The Company is obligated to issue 9,854,195 and 4,927,098 shares on the first anniversary of the closing of the acquisition to the former shareholders of E-on and 8M respectively, subject to certain clawback provisions. E-on and 8M are obligated to meet certain financial milestones in each of the two-year anniversaries following the closing. Failure to meet such milestones will result in a clawback of the shares issued to the former shareholders. On the second anniversary of the closing, if E-on or 8M exceeds the aggregate financial milestone set for the two years, the former shareholders thereof shall be entitled to additional shares of COSG as determined in accordance with the 100% Share Swap Letter.

In May and June 2021, the Company, through its subsidiary, Massive Treasure entered into a Share Swap Letter Agreement (the “51% Share Swap Letter”) with the shareholders of Healthy Finance Limited, Dragon Group Mortgage Limited, Lee Kee Finance Limited, Rich Finance (Hong Kong) Limited, Long Journey Finance Limited, Vaav Limited and Star Credit Limited (collectively “the entities”), to acquire each of the entities 51% of the issued and outstanding securities of the entities for an aggregate amount of 23,589,736 shares of COSG’s common stock as set forth below (the “First Tranche Shares”), based upon the closing price of the common stock of COSG as of the date of signing the 51% Share Swap Letter and determined in accordance with the terms of the 51% Share Swap Letter. The acquisition of the entities consummated in May and June 2021. Thereon, COSG issued the First Tranche Shares.

On the first anniversary of the closing, the Company is obligated to issue a second tranche of shares of its common stock, based upon the closing price of its shares as of the fifth business day prior to such first anniversary as determined in accordance with the terms of the 51% Share Swap Letter (the “Second Tranche Shares”).  Upon the issuance of the Second Tranche Shares, each of the entities will deliver the remaining 49% of the issued and outstanding securities to COSG to become wholly owned subsidiaries of COSG. Each of the entities are obligated to meet certain financial milestones in each of the two-year anniversaries following the closing. Failure to meet such milestones will result in a clawback of the shares issued to the former shareholders. On the second anniversary of the closing, if any entity exceeds the aggregate financial milestone set for the two years, the former shareholders thereof shall be entitled to additional shares of COSG as determined in accordance with the 51% Share Swap Letter.

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of March 31,2022, the remaining balance for Equity Purchase from the Investor was $30,000,000.

NOTE 20 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events:

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Concerning Forward-Looking Statements” on page 8.

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

DOT is an integrated, best in class, smart contract for art and collectible pieces. We use blockchain technology to help resolve the issues of provenance, authenticity and ownership in the arts and collectibles market.  For each art or collectible piece, we create an individual DOT that includes an independent appraisal, a 3D rendering of the piece, high-definition photo of the piece, AI recognition file of the piece and a set of legal documents to provide proof of ownership and provenance of the piece to the blockchain. Our DOTs are intended to provide assurance on the authenticity of art or collectible pieces as well as act as a record of ownership transfers using blockchain technology to establish provenance of the piece.  As the owner of a DOT, the buyer will be able to take the necessary legal action against those who breach the digital ownership rights. We initially intend to focus on customers located in Hong Kong and expand throughout Asia and the rest of the world.

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

As a U.S.-listed company with operations in Hong Kong, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Our Operations in Hong Kong” as disclosed in our set forth in the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2022 (the “Form 10-K”).

Our corporate chart is below:

COSG
(Nevada)
(US OTC)
100%
Massive Treasure Limited
(BVI)
100%
Phoenix Waters Group Limited
(BVI)
51%
NFT Limited
(BVI)
100%
Grandway Worldwide
Holding Limited
(BVI)
100%
Grand Town
Development Limited
(HK)
100%
Coinllectibles Private Limited
(SG)
100%
Coinllectibles Limited
(BVI)
100%
Coinllectibles (HK) Limited
(HK)
100%
Coinllectibles Wealth Limited
(HK)
80%
Grand Gallery Limited (Note 3)
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

COSG is obligated to issue 9,854,195 and 4,927,098 shares on the first anniversary of the closing of the acquisition to the former shareholders of E-on and 8M respectively, subject to certain clawback provisions. E-on and 8M are obligated to meet certain financial milestones in each of the two-year anniversaries following the closing. Failure to meet such milestones will result in a clawback of the shares issued to the former shareholders. On the second anniversary of the closing, if E-on or 8M exceeds the aggregate financial milestone set for the two years, the former shareholders thereof shall be entitled to additional shares of COSG as determined in accordance with the 100% Share Swap Letter.

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

On the first anniversary of the closing, COSG is obligated to issue a second tranche of shares of its common stock, based upon the closing price of its shares as of the fifth business day prior to such first anniversary as determined in accordance with the terms of the 51% Share Swap Letter (the “Second Tranche Shares”).  Upon the issuance of the Second Tranche Shares, each of the entities will deliver the remaining 49% of the issued and outstanding securities to COSG to become wholly owned subsidiaries of COSG. Each of the entities are obligated to meet certain financial milestones in each of the two-year anniversaries following the closing. Failure to meet such milestones will result in a clawback of the shares issued to the former shareholders. On the second anniversary of the closing, if any entity exceeds the aggregate financial milestone set for the two years, the former shareholders thereof shall be entitled to additional shares of COSG as determined in accordance with the 51% Share Swap Letter.

Note 3: On February 10, 2022, the Company consummated the acquisition of 80% of the issued and outstanding securities of Grand Gallery Limited, a Hong Kong limited liability company engaged in the business of selling traditional art and collectible pieces, through the issuance of 153,060 shares of our common stock, at a valuation of $4.00 per share. The Company believes that this acquisition will strengthen our DOT business by expanding our access to buyers of arts and collectibles.

Other Activities

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-months period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of March 31, 2022, the remaining balance for Equity Purchase from the Investor was $30,000,000.

In connection with the Equity Purchase Agreement, the parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities.

The foregoing descriptions of the Equity Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by reference to the Equity Purchase Agreement and the Registration Rights Agreement, which are filed as Exhibits 10.3 and 10.4 to this Quarterly Report and incorporated herein by reference.

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

As of March 31, 2022, we had a working capital deficit of $59,879,362 and accumulated deficit of $88,828,230. As a result, our continuation as a going concern is dependent upon improving our profitability and continued financial support from our stockholders or other capital sources. Management believes that continued financial support from existing shareholders and external financing will provide the additional cash necessary to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Stock Based Compensation

The Company recognized a one-time USD 80 million non-cash item payment to the following three unaffiliated vendors for services provided during the January 1 to April 30, 2022, with USD 60 million expensed in the first quarter of 2022 and USD 20 million to be expensed in the second quarter of 2022.

Name	No. of Common Shares
LUNG Yuen	6,000,000
CHAN Chi Keung	6,000,000
FU Wah	8,000,000
TOTAL	20,000,000

The consultancy fee expenses of USD 80 million resulted from the relevant accounting treatment of the 20,000,000 shares of Common Stock of the Company, issuable at $4 per share, being committed in the service agreements.  As of the date of this report, no shares of common stock of the Company have been issued.  There was no cash compensation for services. The services composed of the following:

1)	Technology services which include IT infrastructure setup, item storage management and metaverse consultation.
2)	Business development which includes introduction of new artist and sourcing of new inventory to be made available onto the platform.

The services were procured and the fees agreed upon in mid of 2021 for the fundamental set up of the arts and collectibles business for both the technology platform architectural design and development management to support the new arts and collectibles DOT business, and also the sourcing and management of the initial arts and collectibles items to be contributed for starting up the business, including the coverage of setting up the authentication and verification standards and process for the business.  These services build up the core IT and business development operations of the arts and collectibles business for the Company, allowing the Company to continue to move forward towards its DOT business initiative.

The foregoing description of the Consultancy Agreements with each of LUNG Yuen, CHAN Chi Keung and FU Wah are qualified in their entirety by reference to the such Consultancy Agreements, which are filed as Exhibits 10.5, 10.6 and 10.7 to this Quarterly Report and incorporated herein by reference.

Comparison of the three months ended March 31, 2022 and March 31, 2021

The following table sets forth certain operational data for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three months ended March 31,
	2022	2021
Revenue:
Lending segment	$1,666,141	$1,601,622
Arts and collectibles technology (“ACT”) segment	2,514,806	-
Total revenue	4,180,947	1,601,622
Cost of revenue:
Lending segment	(46,906)	(503,947)
ACT segment	(665,759)	-
Gross profit	3,468,282	1,097,675
Operating expenses:
Sales and marketing	(19,364,656)	(29,263)
Corporate development	(18,988,606)	-
Technology and support	(24,353,672)	-
General and administrative	(2,729,002)	(855,739)
(Loss) income from operations	(61,967,654)	212,673
Total other income (expense), net	(216,335)	2,298
(Loss) income before income taxes	(62,183,989)	214,971
Income tax expense	(211,155)	(6,056)

NET (LOSS) INCOME	$(62,395,144)	$208,915

Revenue. Revenue for the three months ended March 31, 2022 and 2021 was $4,180,947 and $1,601,622. The increase in revenue of approximately $2,579,325 is primarily due to the increase from the loan interest income received and sales of collectibles. During the three months ended March 31, 2022 and 2021, revenues were mainly attributable to the lending segment representing 39.85% and 100%, and ACT segment representing 60.15% and 0%, respectively.

Cost of Revenue. Cost of revenue of approximately $712,665 for the three months ended March 31, 2022 consisted primarily of interest expense and cost of collectibles. The increase in cost of revenues of approximately $208,718 from the comparable period in 2021 was mainly due to the increase in sales in ACT segment which lead to the increase in cost of collectibles.

Gross Profit. We achieved a gross profit of $3,468,282 and $1,097,675 for the three months ended March 31, 2022, and 2021, respectively. The increase in gross profit for the three months ended March 31, 2022 was approximately $2,370,607, which was mainly due to the increase in gross profit is primarily attributable to an increase in our ACT segment volume.

Sales and marketing. We incurred sales and marketing expenses of $19,364,656 and $29,263 for the three months ended March 31, 2022, and 2021, respectively. Sales and marketing expenses consist primarily of costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses. Sales and marketing expense increased by approximately $19,335,393 in the three months ended March 31, 2022 from $29,263 in the same period of 2021. The increase was primarily due to the increase in consultancy fee charged by consultants for marketing events for ACT segment.

Corporate development. We incurred corporate development expenses of $18,988,606 and $0 for the three months ended March 31, 2022, and 2021, respectively. Corporate development expenses consist primarily of personnel-related expenses incurred to support our corporate development. Corporate development expenses increased by approximately $18,988,606 in the three months ended March 31, 2022 from $0 in the same period of 2021. The increase was primarily due to the increase in consultancy fee charged by consultants for corporate and community development for ACT segment.

Technology and support. We incurred technology and support expenses of $24,353,672 and $0 for the three months ended March 31, 2022, and 2021, respectively. Technology and support expenses consist primarily of (i) development of the DOT (digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives. Technology and support expenses increased by approximately $24,353,672 in the three months ended March 31, 2022 from $0 in the same period of 2021. The increase was primarily due to the increase in consultancy fee charged by 3D technology consultants for ACT segment

General and administrative. We incurred general and administrative expenses of $2,729,002 and $855,739 for the three months ended March 31, 2022, and 2021, respectively. General and administrative expenses consist primarily of professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. General and administrative expenses increased by approximately $1,873,263 in the three months ended March 31, 2022 from $855,739 in the same period of 2021. The increase was primarily due to the increase in consultancy fee, directors’ remuneration, and management fee charged by a related company owned by the director of the Company.

Other Income (expense), net. We incurred net other income of ($216,335) and $2,298 for the three months ended March 31, 2022 and 2021, respectively.

Income Tax Expense. Our income tax expense for the three months ended March 31, 2022 and 2021 was $211,155 and $6,056, respectively.

Net (Loss) Income. During the three months ended March 31, 2022 and 2021, we incurred a net (loss) income of ($62,395,144) and $208,915, respectively. The decrease in net income for the three months ended March 31, 2022 of $62,604,059 was mainly attributed from the increase in operating expenses.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $1,698,505 and $1,131,128.

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

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$959,805	$(596,661)
Net cash provided by investing activities	34,125	159,443
Net cash provided by (used in) financing activities	$(406,311)	$588,756

Net Cash Provided by (Used In) Operating Activities.

For the three months ended March 31, 2022, net cash provided by operating activities was $959,805 which consisted primarily of a net loss of $62,395,144, imputed interest expense of $237,114, amortization of $993,249, digital assets paid of $2,542,912, increase in accrued consulting and service fee of $62,367,500, a decrease in loan interest and fee receivables of $177,245, a decrease in inventory of $665,392 and an increase in income tax payable of $211,155; offset by digital assets received of $2,514,806, an increase in loan receivables of $1,287,346 and a decrease in other payable and accruals of $47,432.

For the three months ended March 31, 2021, net cash used in operating activities was $596,661, which consisted primarily of a net income of $208,915, an increase in loan receivables of $721,832, an increase in other payable and accruals of $101,673.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided by Investing Activities.

For the three months ended March 31, 2022 and 2021, net cash provided by investment activities was $34,125 and $159,443, respectively. The net cash used in investing activities for the three months ended March 31, 2022 mainly consisted of disposal of property and equipment of $2,599 and cash from acquisition of a subsidiary of $33,404; offset by purchase of intangible assets of $1,878. The net cash used in investing activities for the three months ended March 31, 2021 mainly consisted of disposal of property and equipment of $159,443.

Net Cash Provided By (Used In) Financing Activities.

For the three months ended March 31, 2022, net cash used in financing activities was $406,311 consisting of repayment of advance from related parties of $827,715; offset by proceeds of loan payables of $421,404.

For the three months ended March 31, 2021, net cash provided by financing activities was $588,756 consisting primarily of advances from related parties of $294,485 and proceeds from loan payables of $294,271.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be significantly higher than 2021. As of March 31, 2022, we had an accumulated deficit of $88,828,230. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of March 31, 2022:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	20,105,289	20,105,289	–	–	–
Tax obligation	629,296	629,296	–	–	–
Accounts payable	239,358	239,358	–	–	–
Loan payable	911,240	911,240	–	–	–
Other contractual liabilities (1)	62,724,289	62,724,289	–	–	–
Commercial commitments	–	–	–	–	–
Bank loan repayment	–	–	–	–	–
Total obligations	84,609,472	84,609,472	–	–	–

(1) Includes all obligations included in “Accrued liabilities and other payables” and “Accrued consulting and service fee” in current liabilities in the “Unaudited Condensed Consolidated Balance Sheets” that are contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as of March 31, 2022.

As of March 31, 2022, the Company had 806,321,356 shares of its common stock to be issued.

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

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the goodwill, impairment loss on digital assets, valuation and useful lives of intangible assets and property and equipment and deferred tax valuation allowance.

☐	Basis of consolidation

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

The adequacy of the Company’s ALL is determined, in accordance with ASC Topics 450-20 Loss Contingencies includes management’s review of the Company’s loan portfolio, including the identification and review of individual problem situations that may affect a borrower’s ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.

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

Lending Business

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong. During the three months ended March 31, 2022 and 2021, the Company originated loans generally ranging from $644 to $579,000, with terms ranging from 1 week to 120 months. The Company mainly derives a portion of its revenue from loan which is specifically excluded from the scope of this standard, that is, interest on loan receivable is accrued monthly and credited to income as earned.

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

ITEM 4 Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of March 31, 2022, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock (*)
4.2	Description of Securities (3)
10.1	Technical Knowhow License & Servicing Agreement, dated July 1, 2021, by and between Coinllectibles Limited and Marvel Digital Group Limited (4)
10.2	Services Agreement, dated July 1, 2021, by and between Coinllectibles Limited and Marvel Digital Group Limited (4)
10.3	Equity Purchase Agreement, dated December 31, 2021, by and between Cosmos Group Holdings Inc. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (5)
10.4	Registration Rights Agreement, dated December 31, 2021, by and between Cosmos Group Holdings Inc., and Williamsburg Venture Holdings, LLC (5)
10.5

Consultancy Agreement, dated February 2, 2022, by and between First Technology Development Limited, a Hong Kong limited liability company, and Coinllectibles Limited, a British Virgin Islands limited liability company*

10.6	Consultancy Agreement, dated February 2, 2022, by and between Silver Bloom Properties Limited, a Hong Kong and Coinllectibles Limited, a British Virgin Islands limited liability company*
10.7

Consultancy Agreement, dated February 2, 2022, by and between Grace Time International Holdings Limited, a Hong Kong limited liability company,  and Coinllectibles Limited, a British Virgin Islands limited liability company*

21	Subsidiaries (4)
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

_________

*	Filed herewith

(1)	Incorporated by reference from our Form 10 filed with the Securities and Exchange Commission on May 23, 2017.
(2)	Incorporated by reference from our Form 10-SB filed with the Securities and Exchange Commission on January 19, 2000, under the name Interactive Marketing Technology, Inc.
(3)	Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.
(4)	Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022.
(5)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS INC.

	By:	/s/ Man Chung Chan
Man Chung Chan
Chief Executive Officer, Chief Financial Officer, Secretary

Date: May 16, 2022

