Form 10-Q
period 2022-06-30
Cosmos Group Holdings Inc.
filed 2022-08-15
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 9, 2022, the Company had outstanding 385,306,097 shares of common stock.

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

There are prominent legal and operational risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. We are subject to risks arising from the legal system in China where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. Changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the “New Measures”) on January 4, 2022. The New Measures amends the Draft Measures released on July 10, 2021 and became effective on February 15, 2022.

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

The recent joint statement by the SEC and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the SEC adopted rules to implement the HFCAA. Pursuant to the HFCAA, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB’s inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the U.S.” set forth in the Form 10-K.

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

TABLE OF CONTENTS.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30,	December 31,
	2022	2021
ASSETS		(Audited)
Current asset:
Cash and cash equivalents	$1,772,287	$1,131,128
Digital assets, net	187,810	35,451
Loan receivables, net	20,652,941	19,052,594
Loan interest and fee receivables, net	283,844	483,371
Inventories	1,329,121	2,103,038
Prepayment and other receivables	865,328	877,802
Right-of-use assets, net	288,870	298,317

Total current assets	25,380,201	23,981,701

Non-current assets:
Property and equipment, net	59,962	59,270
Intangible assets, net	16,569,525	18,554,389
Goodwill	552,961	-

TOTAL ASSETS	$42,562,649	$42,595,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$374,510	$240,156
Accrued liabilities and other payables	455,351	399,968
Accrued consulting and service fee	1,089,371	-
Loan payables	1,070,624	489,836
Amounts due to related parties	17,985,430	20,954,836
Income tax payable	773,904	431,463
Operating lease liabilities	214,793	231,816

Total current liabilities	21,963,983	22,748,075

Non-current liabilities
Operating lease liabilities:	82,925	78,216

TOTAL LIABILITIES	22,046,908	22,826,291

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 500,000,000 shares authorized; 385,306,097 and 358,067,481 issued and outstanding as of June 30, 2022 and December 31, 2021	385,306	358,067
Common stock to be issued	800,000	806,321
Additional paid-in capital	128,656,667	44,930,337
Accumulated other comprehensive loss	(12,108)	(7,588)
Accumulated deficit	(109,488,080)	(26,436,477)
	20,341,785	19,650,660
Noncontrolling interest	173,956	118,409

Stockholders’ equity	20,515,741	19,769,069

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,562,649	$42,595,360

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,			Six months ended June 30,
	2022	2021		2022	2021
		(restated)			(restated)
Revenue, net
Lending segment	$1,649,528		$1,626,323	$3,315,669		$3,227,945
Arts and collectibles technology segment	3,043,530		-	5,558,336		-
	4,693,058		1,626,323	8,874,005		3,227,945
Cost of revenue
Lending segment	(293,385)		(272,999)	(340,291)		(776,946)
Arts and collectibles technology segment	(141,376)		-	(807,135)		-
	(434,761)		(272,999)	(1,147,426)		(776,946)
Gross profit	4,258,297		1,353,324	7,726,579		2,450,999
Operating expenses:
Sales and marketing expenses	(6,892,199)		(13,091)	(26,256,855)		(42,354)
Corporate development expense	(6,743,525)		-	(25,732,131)		-
Technology and development expense	(8,204,895)		-	(32,558,567)		-
General and administrative expenses	(2,669,294)		(793,985)	(5,398,296)		(1,649,724)
Total operating expenses	(24,509,913)		(807,076)	(89,945,849)		(1,692,078)
(LOSS) INCOME FROM OPERATION	(20,251,616)		546,248	(82,219,270)		758,921
Other income (expense):
Interest income	2,116		-	2,155		16
Impairment loss on digital assets	(6,957)		-	(10,156)		-
Imputed interest expense	(242,377)		-	(479,491)		-
Sundry income	31,069		-	55,008		2,282
Gain from forgiveness of related party debt	-		138,414	-		138,414
Total other income (expense)	(216,149)		138,414	(432,484)		140,712
(LOSS) INCOME BEFORE INCOME TAXES	(20,467,765)		684,662	(82,651,754)		899,633
Income tax expense	(146,113)		(207,873)	(357,268)		(213,929)
NET (LOSS) INCOME	(20,613,878)		476,789	(83,009,022)		685,704
Net income attributable to noncontrolling interest	45,972		469,721	42,581		329,776
Net (loss) income attributable to common shareholders	(20,659,850)		7,068	(83,051,603)		355,928
Other comprehensive income:
Foreign currency adjustment (loss) gain	5,922		(43)	(4,520)		(335)
COMPREHENSIVE (LOSS) INCOME	$(20,653,928)		$7,025	$(83,056,123)		$355,593
Net (loss) income per share
– Basic	$(0.06)	$	#0.00	$(0.23)	$	#0.00
– Diluted	$(0.06)	$	#0.00	$(0.23)	$	#0.00
Weighted average common shares outstanding
– Basic	364,686,715		333,910,484	364,686,715		333,910,484
– Diluted	364,686,715		333,910,484	364,686,715		333,910,484

#: less than 0.01

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(83,009,022)	$685,704

Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation of property and equipment	1,986,506	10,060
Amortization of intangible assets	4,325	-
Gain from forgiveness of related party debts	-	(138,414)
Imputed interest expense	479,491	-
Digital assets received as revenue	(5,746,724)	-
Digital assets paid for expense	5,584,209	-
Impairment loss on digital assets	10,156	-
Share issued for services rendered	82,656,800

Change in operating assets and liabilities:
Loan receivables	(1,600,347)	(5,039,086)
Loan interest and fee receivables	199,527	(266,290)
Inventories	773,917	-
Prepayment and other receivables	23,697	(629,627)
Accrued liabilities and other payables	51,139	43,302
Accrued consulting and service fee	1,089,371	-
Accounts payables	135,300	-
Right-of-use assets and operating lease liabilities	(2,867)	-
Income tax payable	357,268	213,821
Net cash provided by (used in) operating activities	2,992,746	(5,120,530)

Cash flows from investing activities:
(Acquisition of) Receive from disposal of property and equipment	(2,861)	164,172
Payment to acquire intangible assets	(1,874)	-
Cash from acquisition of subsidiary	33,336	-
Net cash provided by investing activities	28,601	164,172

Cash flows from financing activities:
Proceeds from (repayment of) loan payables	580,788	(2,402,993)
(Repayment of) advance from related parties	(2,947,618)	8,141,550
Net cash provided by (used in) financing activities	(2,366,830)	5,738,557

Foreign currency translation adjustment	(13,358)	(7,950)

Net change in cash and cash equivalents	641,159	774,249

BEGINNING OF PERIOD	1,131,128	773,381

END OF PERIOD	$1,772,287	$1,547,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$340,291	$776,946

 See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Common stock	Additional	Accumulated other	(Accumulated losses)	Non-	Total stockholders’
	No. of shares	Amount	to be issued	paid- in capital	comprehensive loss	retained earnings	controlling interest	(deficit) equity

Balance as of January 1, 2021 (restated)	333,910,484	$333,911	$800,000	-	$(5,374)	$(1,379,358)	$237,590	$(13,231)

Foreign currency translation adjustment	-	-	-	-	(292)	-	-	(292)
Net income for the period	-	-	-	-	-	348,860	(139,945)	208,915

Balance as of March 31, 2021	333,910,484	$333,911	$800,000	-	$(5,666)	$(1,030,498)	$97,645	$195,392

Foreign currency translation adjustment	-	-	-	-	(43)	-	-	(43)
Net income for the period	-	-	-	-	-	7,068	469,721	476,789

Balance as of June 30, 2021	333,910,484	$333,911	$800,000	-	$(5,709)	$(1,023,430)	$567,366	$672,138

Balance as of January 1, 2022	358,067,481	$358,067	$806,321	$44,930,337	$(7,588)	$(26,436,477)	$118,409	$19,769,069

Foreign currency translation adjustment	-	-	-	-	(10,442)	-	-	(10,442)
Imputed interest on related party loans	-	-	-	236,336	-	-	-	236,336
Commitment Share issued for private placement	100,000	100	-	(100)	-	-	-	-
Share issued for acquired subsidiary	153,060	154	-	612,086	-	-	12,966	625,206
Net loss for the period	-	-	-	-	-	(62,391,753)	(3,391)	(62,395,144)

Balance as of March 31, 2022	358,320,541	$358,321	$806,321	$45,778,659	$(18,030)	$(88,828,230)	$127,984	$(41,774,975)

Foreign currency translation adjustment	-	-	-	-	5,922	-	-	5,922
Imputed interest on related party loans	-	-	-	241,872	-	-	-	241,872
Share issued for service rendered	26,985,556	26,985	(6,321)	82,636,136				82,656,800
Net loss for the period	-	-	-	-	-	(20,659,850)	45,972	(20,613,878)

Balance as of June 30, 2022	385,306,097	$385,306	$800,000	$128,656,667	$(12,108)	$(109,488,080)	$173,956	$20,515,741

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

In the opinion of management, the consolidated balance sheet as of December 31, 2021 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

Cosmos Group Holdings Inc. (the “Company” or “COSG”) was incorporated in the state of Nevada on August 14, 1987.

The Company currently offers financial and money lending services in Hong Kong and operates an online platform for the sale and distribution of arts and collectibles around the world, through the use of blockchain technologies and minting token.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Use of estimates and assumptions

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

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of COSG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Segment reporting

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

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists and the costs associated with token minting for collectible pieces. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from June 30, 2022.

●	Digital assets

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company’s cryptocurrencies are deemed to have an indefinite useful life, therefore amounts are not amortized, but rather are assessed for impairment.

●	Loan receivables, net

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

●	Allowance for loan losses (“ALL”)

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

●	Property and equipment

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

Depreciation expense for the three months ended June 30, 2022 and 2021 totaled $2,339 and $2,995, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021 totaled $4,325 and $10,060, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Business Combination

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

●	Goodwill

In accordance with ASC 350, the goodwill we determined for reporting units is based on the expected benefit from business combinations. We evaluate our reporting units annually, as well as when changes in our operating segments occur. For changes in reporting units, we reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We have two reporting units subject to goodwill impairment testing. As of June 30, 2022 and December 31, 2021, no impairment of goodwill has been identified.

●	Intangible assets

The Company accounts for its intangible assets in accordance with ASC 350. Intangible assets represented the acquired technology software, licensed technology know-how, trademark and trade names for its internal use to facilitate and support its platform operation. They are stated at the purchase cost and are amortized based on their economic benefit expected to be realized.

●	Impairment of long-lived assets

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

●	Revenue recognition

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

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

Lending Business

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong. During the six months ended June 30, 2022 and 2021, the Company originated loans generally ranging from $644 to $579,000, with terms ranging from 1 week to 120 months. The Company mainly derives a portion of its revenue from loan which is specifically excluded from the scope of this standard, that is, interest on loan receivable is accrued monthly and credited to income as earned.

Arts and Collectibles Technology Business

The Company currently operates its online platform in the sale and distribution of arts and collectibles, with the use of blockchain technologies and minting tokens. The item of arts and collectibles is individually monetized as non-interchangeable unit of data stored on a blockchain, which is a form of digital ledger that can be sold, in the form of a minting token on the online platform. The Company involves with the following activities to earn its revenue in this segment:

Sale of arts and collectibles products: The Company recognizes revenue derived from the sales of the arts and collectibles when the Company has transferred the risks and rewards to the customers.

The minted item of the individual art or collectible which is sold in crypto asset transaction is the only performance obligation under the fixed-fee arrangements. The corresponding fees received upon each sale transaction is recognized as revenue, is recognized when the designated token, minted with the corresponding art and collectibles is delivered to the end user, together with the transfer of both digital and official title.

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

The Company’s service comprises of a single performance obligation to provide a platform facilitating the transfer of its DOTs. The Company considers its performance obligation satisfied, and recognizes revenue, at the point in time the transaction is processed.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

●	Leases

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

●	Income taxes

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

●	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the six months ended June 30, 2022 and 2021.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Foreign currencies translation

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the following periods:

	June 30, 2022	June 30, 2021
Period-end HKD:US$ exchange rate	0.1274	0.1288
Period average HKD:US$ exchange rate	0.1278	0.1288

	June 30, 2022	June 30, 2021
Period-end SGD:US$ exchange rate	0.7189	0.7437
Period average SGD:US$ exchange rate	0.7328	0.7506

●	Comprehensive income

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

●	Noncontrolling interest

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

●	Net loss per share

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of June 30, 2022, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

●	Related parties

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

●	Commitments and contingencies

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

●	Fair value of financial instruments

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

●	Recent accounting pronouncements

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

The Company has suffered from an accumulated deficit of $109,488,080 and working capital of $3,416,218 at June 30, 2022. The continuation of the Company as a going concern in the next twelve months is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

NOTE 5 - BUSINESS COMBINATION

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

The purchase price allocation resulted in $552,961 of goodwill, as below:

Acquired assets:
Property and equipment	$2,594
Cash and cash equivalents	33,336
Deposit, prepayment and other receivables	11,223
Amounts due from related parties	21,788
68,941
Less: Assumed liabilities
Accrued liabilities and other payables	(4,244)
(4,244)
Fair value of net assets acquired	64,697
Noncontrolling interest	(12,966)
Foreign translation adjustment	7,548
Goodwill recorded	552,961
Consideration allocated, payable by the Company’s common stock	$612,240

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

NOTE 6 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Interest income	$1,649,528	$1,626,323	$3,315,669	$3,227,945
ACT income
- Sale of arts and collectibles products	198,304	-	1,406,450	-
- Transaction fee income and others	2,845,226	-	4,151,886	-
	3,043,530	-	5,558,336	-

	$4,693,058	$1,626,323	$8,874,005	$3,227,945

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 - BUSINESS SEGMENT INFORMATION

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

	Three months ended June 30, 2022
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$1,649,528	$-	$1,649,528
Arts and collectibles technology income	-	3,043,530	3,043,530
Total revenue, net	1,649,528	3,043,530	4,693,058

Cost of revenue:
Interest expense	(293,385)	-	(293,385)
Arts and collectibles technology expense	-	(141,376)	(141,376)
Total cost of revenue	(293,385)	(141,376)	(434,761)

Gross profit	1,356,143	2,902,154	4,258,297

Operating Expenses
Sales and marketing	(246,234)	(6,645,965)	(6,892,199)
Corporate development	-	(6,743,525)	(6,743,525)
Technology and development	-	(8,204,895)	(8,204,895)
General and administrative	(803,139)	(1,866,155)	(2,669,294)
Total operating expenses	(1,049,373)	(23,460,540)	(24,509,913)

Income (loss) from operations	306,770	(20,558,386)	(20,251,616)

Other income (loss):
Interest income	2,113	3	2,116
Impairment loss on digital assets	-	(6,957)	(6,957)
Imputed interest expense	(242,377)	-	(242,377)
Sundry income	30,563	506	31,069
Total other loss, net	(209,701)	(6,448)	(216,149)

Segment income (loss)	$97,069	$(20,564,834)	$(20,467,765)

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30, 2021
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$1,626,323	$-	$1,626,323
Arts and collectibles technology income	-	-	-
Total revenue, net	1,626,323	-	1,626,323

Cost of revenue:
Interest expense	(272,999)	-	(272,999)
Arts and collectibles technology expense	-	-	-
Total cost of revenue	(272,999)	-	(272,999)

Gross profit	1,353,324	-	1,353,324

Operating Expenses
Sales and marketing	(13,091)	-	(13,091)
General and administrative	(793,985)	-	(793,985)
Total operating expenses	(807,076)	-	(807,076)

Income from operations	546,248	-	546,248

Other income:
Interest income	-	-	-
Sundry income	-	-	-
Gain from forgiveness of related party debt	138,414	-	138,414
Total other income, net	138,414	-	138,414

Segment income	$684,662	$-	$684,662

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30, 2022
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$3,315,669	$-	$3,315,669
Arts and collectibles technology income	-	5,558,336	5,558,336
Total revenue, net	3,315,669	5,558,336	8,874,005

Cost of revenue:
Interest expense	(340,291)	-	(340,291)
Arts and collectibles technology expense	-	(807,135)	(807,135)
Total cost of revenue	(340,291)	(807,135)	(1,147,426)

Gross profit	2,975,378	4,751,201	7,726,579

Operating Expenses
Sales and marketing	(252,918)	(26,003,937)	(26,256,855)
Corporate development	-	(25,732,131)	(25,732,131)
Technology and development	-	(32,558,567)	(32,558,567)
General and administrative	(1,812,660)	(3,585,636)	(5,398,296)
Total operating expenses	(2,065,578)	(87,880,271)	(89,945,849)

Income (loss) from operations	909,800	(83,129,070)	(82,219,270)

Other income (loss):
Interest income	2,149	6	2,155
Impairment loss on digital assets	-	(10,156)	(10,156)
Imputed interest expense	(479,491)	-	(479,491)
Sundry income	54,502	506	55,008
Total other loss, net	(422,840)	(9,644)	(432,484)

Segment income (loss)	$486,960	$(83,138,714)	$(82,651,754)

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30, 2021
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$3,227,945	$-	$3,227,945
Arts and collectibles technology income	-	-	-
Total revenue, net	3,227,945	-	3,227,945

Cost of revenue:
Interest expense	(776,946)	-	(776,946)
Arts and collectibles technology expense	-	-	-
Total cost of revenue	(776,946)	-	(776,946)

Gross profit	2,450,999	-	2,450,999

Operating Expenses
Sales and marketing	(42,354)	-	(42,354)
General and administrative	(1,649,724)	-	(1,649,724)
Total operating expenses	(1,692,078)	-	(1,692,078)

Income from operations	758,921	-	758,921

Other income:
Interest income	16	-	16
Sundry income	2,282	-	2,282
Gain from forgiveness of related party debt	138,414	-	138,414
Total other income, net	140,712	-	140,712

Segment income	$899,633	$-	$899,633

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Hong Kong	$1,649,528	1,626,323	$3,315,669	3,227,945
Around the world	3,043,530	-	5,558,336	-

	4,693,058	1,626,323	8,874,005	3,227,945

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 - LOAN RECEIVABLES, NET

The Company’s loan portfolio was as follows:

	June 30, 2022	December 31, 2021

Personal loans	$19,140,816	$17,352,856
Commercial loans	1,456,001	1,186,339
Mortgage loans	1,873,454	1,294,601
Total loans	22,470,271	19,833,796
Less: Allowance for loan losses	(1,817,330)	(781,202)
Loans receivables, net	$20,652,941	$19,052,594

Reclassifying as:
Current portion	$20,652,941	$19,052,594
Non-current portion	-	-

Total loans receivables	$20,652,941	$19,052,594

Allowance for loan losses for the three months ended June 30, 2022 and 2021 totaled $478,724 and $11,114, respectively.

Allowance for loan losses for the six months ended June 30, 2022 and 2021 totaled $1,036,128 and $21,223, respectively.

The interest rates on loans issued were ranged from 13% to 59% (2021: from 13% to 59%) per annum for the six months ended June 30, 2022 and 2021.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

NOTE 9 - DIGITAL ASSETS, NET

During the six months ended June 30, 2022 and 2021, the changes in carrying value of digital assets are summarized as follows:

	June 30, 2022	June 30, 2021

Balance at January 1	$35,451	$-

Received as revenue	5,746,724	-
Paid as expense	(5,584,209)	-
Impairment loss	(10,156)	-
Balance at June 30	$187,810	$-

The following is the breakdown of cryptocurrencies held as digital assets:

	June 30, 2022	December 31, 2021

USDT	$576	$25,576
BUSD	162,362	-
OKT	9	34
ETH	23,435	5,658
BNB	1,428	1,612
COTK	-	2,571
	$187,810	$35,451

As of June 30, 2022 and December 31, 2021, the fair value of the digital assets held by the Company was $187,810 and $35,451, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 10 - INTANGIBLE ASSETS, NET

A summary of intangible assets as of June 30, 2022 and December 31, 2021 is as follows:

	Estimated useful life	June 30, 2022	December 31, 2021
At cost:
Acquired technology software	5 years	$17,344,690	$17,344,690
Licensed technology knowhow	4 years	2,000,000	2,000,000
Trademarks and trade name	10 years	41,144	39,270
Less: accumulated amortization		(2,816,076)	(829,575)
Foreign translation adjustment		(233)	4
		$16,569,525	$18,554,389

As of June 30, 2022, the estimated annual amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows

Period ending June 30:
2023	$3,973,028
2024	3,973,028
2025	3,973,028
2026	3,473,028
2027	1,160,402
Thereafter	17,011
$16,569,525

Amortization of intangible assets for the three months ended June 30, 2022 and 2021 totaled $993,257 and $0, respectively.

Amortization of intangible assets for the six months ended June 30, 2022 and 2021 totaled $1,986,506 and $0, respectively.

NOTE 11 - ACCRUED CONSULTING AND SERVICE FEE

For the six months ended June 30, 2022, the Company agreed to compensate certain business or professional service providers, in which rendered IT development service, sale and marketing service, corporate development service and administrative service. These consulting and service fees totaled $1,089,371 and agreed to be settled in lieu of the common stock of the Company.

NOTE 12 - LOAN PAYABLES

The amounts represented temporary advances received from the third parties for the lending business, which carried annual interest at the rate of 18% to 21%. These amounts were unsecured and will become repayable within one year. The loan payable balance was $1,070,624 and $489,836 as of June 30, 2022 and December 31, 2021, respectively.

Interest related to the loan payables was $293,385 and $272,999 for the three months ended June 30, 2022 and 2021, respectively.

Interest related to the loan payables was $340,291 and $776,946 for the six months ended June 30, 2022 and 2021, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 13 - AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company for the lending business, which were unsecured, interest-free and had no fixed terms of repayments. The related party balances were $17,985,430 and $20,954,836 as of June 30, 2022 and December 31, 2021, respectively.

During the three and six months ended June 30, 2022, the Company recorded and imputed additional non-cash interest of $242,377 and $479,491 at the market rate of 5% per annum on these interest-free related party loans, under ASC 835-30 “Imputation of Interest”.

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

As of June 30, 2022, right-of-use assets were $288,870 and lease liabilities were $297,718.

For the three months ended June 30, 2022 and 2021, the Company charged to operations lease as expenses of $69,926 and $0, respectively.

For the six months ended June 30, 2022 and 2021, the Company charged to operations lease as expenses of $139,983 and $0, respectively.

The maturity of the Company’s lease obligations is presented below:

Period Ending June 30,
2023	$223,910
2024	84,736
2025	-

Total	308,646
Less: interest	$(10,928)
Present value of lease liabilities – current liability	214,793
Present value of lease liabilities – non-current liability	$82,925

NOTE 15 – STOCK-BASED COMPANESATION

On May 19, 2022, the Company has filed a Registration Statement on Form S-8 and includes a Reoffer Prospectus that the Reoffer Prospectus may be used for reoffers and resales of shares of the Company. The Reoffer Prospectus covers the Shares issuable to the Selling Securityholders pursuant to awards granted to the Selling Securityholders under the Coinllectibles Inc. 2022 Stock Incentive Plan. The Company will not receive any proceeds from the sale of the shares offered by the Reoffer Prospectus.

As of June 30, 2022, there were 26,921,356 shares of the Company have been issued to consultants who have provided services to the Company.

The following table presents the stock-based compensation expenses for shares granted consultants during the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Corporate Development expenses	$6,563,701	$-	$25,313,701	$-
Technology and development expenses	8,030,000	-	32,060,000	-
Sales and marketing expenses	6,483,470	-	25,763,470	-
General and administrative expenses	331,500	-	639,000	-
	$21,408,671	$-	$83,776,171	$-

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The market value of stock-based compensation expenses was $21,408,671 during three months ended June 30, 2022.

The market value of stock-based compensation expenses was $83,776,171 during the six months ended June 30, 2022.

NOTE 16 - STOCKHOLDERS’ EQUITY

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

On May 19, 2022, the Company issued 26,921,356 shares of its common stock to settle the common stock to be issued and accrued consulting and service fee to consultants who have provided services to the Company.

On May 24, 2022, the Company issued 64,200 shares of its common stock, at a price of $4.00 per shares at its current market price, to a consultant who has provided service to the Company under Rule 144.

As of June 30, 2022 and December 31, 2021, the Company had a total of 385,306,097 shares and 358,067,481 shares of its common stock issued and outstanding, respectively.

Common stock to be issued

As of June 30, 2022, the Company had 800,000,000 shares of its common stock to be issued to Dr. Lee, a director of the Company, in connection with the acquisition of Massive Treasure.

As of December 31, 2021, the Company had 806,321,356 shares of its common stock to be issued, comprising of 800,000,000 shares outstanding to Dr. Lee, a director of the Company, in connection with the acquisition of Massive Treasure, 235,294 shares outstanding to Mr. Tan, a director of the Company, in connection with his service to the Company for the year ended December 31, 2021, and 6,086,062 shares outstanding to 17 consultants for their services rendered to the Company for the year ended December 31, 2021.

NOTE 17 - INCOME TAX

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2022	2021
Current tax:
- Local	$-	$-
- Foreign	357,268	213,929

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense	$357,268	$213,929

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

For the six months ended June 30, 2022 and 2021, there were no operating income in US tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Republic of Singapore

The Company’s subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. The operation in Singapore incurred an operating loss due to certain charges within the group and there is no provision for income tax for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
	2022	2021
Loss before income taxes	$(80,797,297)	$-
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(13,735,540)	-
Net operating loss	13,735,540	-
Income tax expense	$-	$-

Hong Kong

The Company and subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2022 and 2021 is as follows:

	Six months ended June 30,
	2022	2021
Income before income taxes	$566,971	$899,633
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	93,550	148,439
Tax effect of non-deductible items	260,441	65,490
Tax effect of non-taxable items	(8,178)	-
Net operating loss	11,455	-

Income tax expense	$357,268	$213,929

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$109,778	$68,955
Singapore tax regime	16,889,417	3,153,877
Hong Kong tax regime	31,641	20,186
Less: valuation allowance	(17,030,836)	(3,243,018)
Deferred tax assets, net	$-	$-

As of June 30, 2022, the operations in the United States of America incurred $522,749 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $109,778 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of June 30, 2022, the operations in Singapore incurred $99,349,512 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Singapore tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $16,889,417 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of June 30, 2022, the operations in Hong Kong incurred $191,764 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $31,641 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

NOTE 18 - RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances were unsecured, non-interest bearing and had no fixed terms of repayment.

During the three months ended June 30, 2022, the Company paid the management service fee of $815,852, to a company controlled by its director, Dr. Lee.

During the three months ended June 30, 2022, the Company paid the director fee of $30,000 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

During the six months ended June 30, 2022, the Company paid the management service fee of $1,815,852, to a company controlled by its director, Dr. Lee.

During the six months ended June 30, 2022, the Company paid the director fee of $60,000 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 19 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended June 30, 2022 and 2021, there was no single customer whose revenue exceeded 10% of the revenue.

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

(d)	Market price risk of crypto (“digital”) assets

The Company generated certain level of its revenue from the sale and distribution of licensed media token products on its platform by the means of crypto assets by the customers, while revenue from these products have not been relatively significant to date when compared to other sources of income, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect its operating results. In particular, the future profitability may depend upon the market price of BNB, ETH, as well as other crypto assets. Crypto asset prices, along with the operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and Other crypto assets could have a material and adverse effect on our earnings, the carrying value of the crypto assets, and the future cash flows. This may also affect the liquidity and the ability to meet our ongoing obligations. As of June 30, 2022, the Company recorded an impairment charge on the crypto assets held when crypto asset prices decrease below their carrying value of these crypto assets.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company is committed to the below contractual arrangements.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of June 30,2022, the remaining balance for Equity Purchase from the Investor was $30,000,000.

NOTE 21 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements.

On August 2, 2022, the Company entered into a Sale and Purchase Agreement with CHAN Hin Yip, pursuant to which the Company agreed to purchase approximately 58 collectible items from Mr. Chan for a purchase price of HKD 1,305,000 (approximately USD $167,308) (the “Purchase Price”), through its subsidiaries holds approximately 80% of the issued and outstanding securities of Grand Gallery Limited (“CGL”), and Mr. Chan is a director and 5% equity owner of CGL.

On August 2, 2022, the Company and Mr. Chan entered into a Note Purchase Agreement pursuant to which the Company agreed to pay the Purchase Price via a promissory note that will be converted into shares of the Company’s common stock at a conversion price equal to 90% of the volume weighted average closing price of the Company’s common stock for the ten days immediately prior to February 2, 2023.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Concerning Forward-Looking Statements” on page 7.

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

We receive fiat and cryptocurrency from the sale of art and collectibles and collection of transaction fees derived from the secondary and subsequent sales of the collectibles. In order to minimize the risk of price fluctuation in cryptocurrency, after we receive the cryptocurrencies, we will recognize the value by immediately exchange them into US dollar or stable currencies that are pegged with US dollar.

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

Commentary on our Revenue – an overview

In this quarter, we have seen strong and continued revenue growth. The total revenue for 2022 Q2 was approximately US$4.7 million consisting of approximately $3.05 million from the DOT business segment and $1.65 million from the lending segment. Our DOT revenue are primarily attributable to: (i) our MetaMall/Resale transactions of approximately US$3.04 million; (ii) primary DOT sales (revenue from sales of new collectible DOTs) of approximately US$198,000; and (iii) Coinllectibles Sports of approximately US$35,000.

Commentary on DOT Revenue – our key growth driver

As a whole, the 2022 Q2 revenue growth is in line with Management’s expectations. Our business model focuses on the rights of ownership through a digital ownership token attached to physical art or some other collectible with real world tangible value. The business is fundamentally different from the model NFT marketplaces like OpenSea or Rarible that list third party NFTs for sale. Given the business model targets the physical art and collectibles market, the relative growth in the overall art markets sales at major auction houses and art fairs, we were less affected by the recent negative sentiment in the crypto and NFT markets.

We currently generate revenue from primary sales, or sales of new collectibles DOTs and resale transaction fees between 8% and 10% each time the DOT is sold in the secondary market. Because each collectible has the potential of generating revenue beyond the initial sale, we intend to focus on bringing quality primary sales DOT for long term ownership as well as resale potential to market. A key focus of the company is to work with appropriate partners to mint and sell DOTs attached to high quality collectibles in an increasing range of art such as photographs and sculptures and a range of other market segments including sports. We feel that DOTs are an attractive way for artists, galleries, auction houses to engage with existing and new buyer bases in addition to their current sales strategies. We see further opportunity to engage with partners to support strategies using applications of DOTs such as in the luxury goods segment.

The sports collectibles market is another area of potential application for DOTs. According to Market Decipher, the market value of sports collectibles – which is currently at US$26.1billion, is expected to reach US$227 billion by 2032. Sports related NFTs, with a current estimated market value of US$1.4 billion, is also expected to reach an estimated market value of US$92 billion by 2032.

Commentary on finance revenue – providing stability to the business

The lending segment is providing a stable revenue to the Group, and we generated approximately US$1.65 million and US$1.63 million for the three months ended June 30, 2022 and 2021 respectively. Our finance companies are licensed to originate personal loans, company loans and mortgage loans in Hong Kong, and generate interest income from these loans. In contrast to the significant growth in DOT revenue, our finance companies have long been established in Hong Kong and thus, the growth of the business is relatively steady. Despite the global economic situation and consequences caused by the pandemic, we believe that there is always a need for borrowing, and anticipate our lending segment to continue to provide stable revenue in the near future.

Other Activities

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-months period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of June 30, 2022, the remaining balance for Equity Purchase from the Investor was $30,000,000.

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

As of June 30, 2022, we had a working capital of $3,416,218 and accumulated deficit of $109,488,080. As a result, our continuation as a going concern is dependent upon improving our profitability and continued financial support from our stockholders or other capital sources. Management believes that continued financial support from existing shareholders and external financing will provide the additional cash necessary to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Stock Based Compensation

The Company recognized a one-time USD 80 million non-cash item payment to the following three unaffiliated vendors for services provided from January 1 to April 30, 2022, with USD 60 million expensed in the first quarter of 2022 and USD 20 million expensed in the second quarter of 2022.

Name	No. of Common Shares
LUNG Yuen	6,000,000
CHAN Chi Keung	6,000,000
FU Wah	8,000,000
TOTAL	20,000,000

The consultancy fee expenses of USD 80 million resulted from the relevant accounting treatment of the 20,000,000 shares of Common Stock of the Company, issuable at $4 per share, being committed in the service agreements.  On May 18, all shares of common stock of the Company have been issued.  There was no cash compensation for services. The services composed of the following:

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

Comparison of the three months ended June 30, 2022 and June 30, 2021

The following table sets forth certain operational data for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three months ended June 30,
	2022	2021
Revenue:
Lending segment	$1,649,528	$1,626,323
Arts and collectibles technology (“ACT”) segment	3,043,530	-
Total revenue	4,693,058	1,626,323
Cost of revenue:
Lending segment	(293,385)	(272,999)
ACT segment	(141,376)	-
Gross profit	4,258,297	1,353,324
Operating expenses:
Sales and marketing	(6,892,199)	(13,091)
Corporate development	(6,743,525)	-
Technology and development	(8,204,895)	-
General and administrative	(2,669,294)	(793,985)
(Loss) income from operations	(20,251,616)	546,248
Total other income (expense), net	(216,149)	138,414
(Loss) income before income taxes	(20,467,765)	684,662
Income tax expense	(146,113)	(207,873)

NET (LOSS) INCOME	$(20,613,878)	$476,789
Non-cash consultancy expenses	21,408,671	-

ADJUSTED INCOME	$794,793	$476,789

Revenue. Revenue for the three months ended June 30, 2022 and 2021 was $4,693,058 and $1,626,323. The increase in revenue of approximately $3,066,735 is primarily due to the increase from the loan interest income received and sales of collectibles. During the three months ended June 30, 2022 and 2021, revenues were mainly attributable to the lending segment representing 35.1% and 100%, and ACT segment representing 64.9% and 0%, respectively.

Cost of Revenue. Cost of revenue of approximately $434,761 for the three months ended June 30, 2022 consisted primarily of interest expense and cost of collectibles. The increase in cost of revenues of approximately $161,762 from the comparable period in 2021 was mainly due to the increase in sales in ACT segment which led to the increase in cost of collectibles.

Gross Profit. We achieved a gross profit of $4,258,297 and $1,353,324 for the three months ended June 30, 2022, and 2021, respectively. The increase in gross profit for the three months ended June 30, 2022 was approximately $2,904,973, which was mainly due to the increase in gross profit is primarily attributable to an increase in our ACT segment volume.

Sales and marketing. We incurred sales and marketing expenses of $6,892,199 and $13,091 for the three months ended June 30, 2022, and 2021, respectively. Sales and marketing expenses consist primarily of costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses. Sales and marketing expense increased by approximately $6,879,108 in the three months ended June 30, 2022 from $13,091 in the same period of 2021. The increase was primarily due to the increase in non-cash consultancy expenses charged by consultants for marketing events for ACT segment amounted to $6,483,470.

Corporate development. We incurred corporate development expenses of $6,743,525 and $0 for the three months ended June 30, 2022, and 2021, respectively. Corporate development expenses consist primarily of personnel-related expenses incurred to support our corporate development. Corporate development expenses increased by approximately $6,743,525 in the six months ended June 30, 2022 from $0 in the same period of 2021. The increase was primarily due to the increase in non-cash consultancy expense charged by consultants for corporate and community development for ACT segment amounted to $6,563,701.

Technology and development. We incurred technology and development expenses of $8,204,895 and $0 for the three months ended June 30, 2022, and 2021, respectively. Technology and support expenses consist primarily of (i) development of the DOT (digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives. Technology and development expenses increased by approximately $8,204,895 in the three months ended June 30, 2022 from $0 in the same period of 2021. The increase was primarily due to the increase in non-cash consultancy fee charged by 3D technology consultants for ACT segment amounted to $8,030,000.

General and administrative. We incurred general and administrative expenses of $2,669,294 and $793,985 for the three months ended June 30, 2022, and 2021, respectively. General and administrative expenses consist primarily of professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. General and administrative expenses increased by approximately $1,875,309 in the three months ended June 30, 2022 from $793,985 in the same period of 2021. The increase was primarily due to the increase in non-cash consultancy expense amounted to $331,500, directors’ remuneration, and management fee charged by a related company owned by the director of the Company.

Other Income (expense), net. We incurred net other income of ($216,149) and $138,414 for the three months ended June 30, 2022 and 2021, respectively.

Income Tax Expense. Our income tax expense for the three months ended June 30, 2022 and 2021 was $146,113 and $207,873, respectively.

Net (Loss) Income. During the three months ended June 30, 2022 and 2021, we incurred a net (loss) income of ($20,613,878) and $476,789, respectively. The decrease in net income for the three months ended June 30, 2022 of $21,090,667 was mainly attributed from the increase in operating expenses.

Comparison of the six months ended June 30, 2022 and June 30, 2021

The following table sets forth certain operational data for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six months ended June 30,
	2022	2021
Revenue:
Lending segment	$3,315,669	$3,227,945
Arts and collectibles technology (“ACT”) segment	5,558,336	-
Total revenue	8,874,005	3,227,945
Cost of revenue:
Lending segment	(340,291)	(776,946)
ACT segment	(807,135)	-
Gross profit	7,726,579	2,450,999
Operating expenses:
Sales and marketing	(26,256,855)	(42,354)
Corporate development	(25,732,131)	-
Technology and support	(32,558,567)	-
General and administrative	(5,398,296)	(1,649,724)
(Loss) income from operations	(82,219,270)	758,921
Total other income (expense), net	(432,484)	140,712
(Loss) income before income taxes	(82,651,754)	899,633
Income tax expense	(357,268)	(213,929)

NET (LOSS) INCOME	$(83,009,022)	$685,704
Non-cash consultancy expenses	83,776,171	-

ADJUSTED INCOME	$767,149	$685,704

Revenue. Revenue for the six months ended June 30, 2022 and 2021 was $8,874,005 and $3,227,945. The increase in revenue of approximately $5,646,060 is primarily due to the increase from the loan interest income received and sales of collectibles. During the six months ended June 30, 2022 and 2021, revenues were mainly attributable to the lending segment representing 37.4% and 100%, and ACT segment representing 62.6% and 0%, respectively.

Cost of Revenue. Cost of revenue of approximately $1,147,426 for the six months ended June 30, 2022 consisted primarily of interest expense and cost of collectibles. The increase in cost of revenues of approximately $370,480 from the comparable period in 2021 was mainly due to the increase in sales in ACT segment which led to the increase in cost of collectibles.

Gross Profit. We achieved a gross profit of $7,726,579 and $2,450,999 for the six months ended June 30, 2022, and 2021, respectively. The increase in gross profit for the six months ended June 30, 2022 was approximately $5,275,580, which was mainly due to the increase in gross profit is primarily attributable to an increase in our ACT segment volume.

Sales and marketing. We incurred sales and marketing expenses of $26,256,855 and $42,354 for the six months ended June 30, 2022, and 2021, respectively. Sales and marketing expenses consist primarily of costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses. Sales and marketing expense increased by approximately $26,214,501 in the six months ended June 30, 2022 from $42,354 in the same period of 2021. The increase was primarily due to the increase in non-cash consultancy expense charged by consultants for marketing events for ACT segment amounted to $25,763,470.

Corporate development. We incurred corporate development expenses of $25,732,131 and $0 for the six months ended June 30, 2022, and 2021, respectively. Corporate development expenses consist primarily of personnel-related expenses incurred to support our corporate development. Corporate development expenses increased by approximately $25,732,131 in the six months ended June 30, 2022 from $0 in the same period of 2021. The increase was primarily due to the increase in non-cash consultancy expense charged by consultants for corporate and community development for ACT segment amounted to $25,313,701.

Technology and development. We incurred technology and development expenses of $32,558,567 and $0 for the six months ended June 30, 2022, and 2021, respectively. Technology and support expenses consist primarily of (i) development of the DOT (digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives. Technology and development expenses increased by approximately $32,558,567 in the six months ended June 30, 2022 from $0 in the same period of 2021. The increase was primarily due to the increase in non-cash consultancy expense charged by 3D technology consultants for ACT segment amounted to $32,060,000.

General and administrative. We incurred general and administrative expenses of $5,398,296 and $1,649,724 for the six months ended June 30, 2022, and 2021, respectively. General and administrative expenses consist primarily of professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. General and administrative expenses increased by approximately $3,748,572 in the six months ended June 30, 2022 from $1,649,724 in the same period of 2021. The increase was primarily due to the increase in non-cash consultancy expense amounted to $639,000, directors’ remuneration, and management fee charged by a related company owned by the director of the Company.

Other Income (expense), net. We incurred net other income of ($432,484) and $140,712 for the six months ended June 30, 2022 and 2021, respectively.

Income Tax expense. Our income tax expense for the six months ended June 30, 2022 and 2021 was $357,268 and $213,929, respectively.

Net (Loss) Income. During the six months ended June 30, 2022 and 2021, we incurred a net (loss) income of ($83,009,022) and $685,704, respectively. The decrease in net income for the six months ended June 30, 2022 of ($83,694,726) was mainly attributed from the increase in operating expenses.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $1,772,287 and $1,131,128.

We expect to incur significantly greater expenses in the near future as we develop our arts and collectibles technology business or enter into strategic partnerships. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being reporting act company, including directors’ and officers’ insurance and increased professional fees.

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

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$2,992,746	$(5,120,530)
Net cash provided by investing activities	28,601	164,172
Net cash provided by (used in) financing activities	$(2,366,830)	$5,738,557

Net Cash Provided by (Used In) Operating Activities.

For the six months ended June 30, 2022, net cash provided by operating activities was $2,992,746 which consisted primarily of a net loss of $83,009,022, imputed interest expense of $479,491, amortization of $1,986,506, digital assets paid for expense of $5,584,209, shares issued for services rendered of $82,656,800, a decrease in loan interest and fee receivables of $199,527, a decrease in inventory of $773,917, an increase in accrued consulting and service fee of $1,089,371, an increase in accounts payables of $135,300 and an increase in income tax payable of $357,268; offset by digital assets received of $5,746,724 and an increase in loan receivables of $1,600,347.

For the six months ended June 30, 2021, net cash used in operating activities was $5,120,530, which consisted primarily of a net income of $685,704, an increase in accrued liabilities and other payables of $43,302, an increase in income tax payable of $213,821; offset by gain from forgiveness of related party debts of $138,414, an increase in loan receivables of $5,039,086, an increase in loan interest and fee receivables of $266,290 and an increase in repayment and other receivables of $629,627.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided by (Used in) Investing Activities.

For the six months ended June 30, 2022 and 2021, net cash provided by investment activities was $28,601 and $164,172, respectively. The net cash used in investing activities for the six months ended June 30, 2022 mainly consisted of cash from acquisition of a subsidiary of $33,336; offset by acquisition of property and equipment of $2,861 and purchase of intangible assets of $1,874. The net cash provided by investing activities for the six months ended June 30, 2021 consisted of disposal of property and equipment of $164,172.

Net Cash Provided By (Used In) Financing Activities.

For the six months ended June 30, 2022, net cash used in financing activities was $2,366,830 consisting of repayment of advance from related parties of $2,947,618; offset by proceeds from loan payables of $580,788.

For the six months ended June 30, 2021, net cash provided by financing activities was $5,738,557 consisting primarily of advances from related parties of $8,141,550; offset by repayment of loan payables of $2,402,993.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be significantly higher than 2021. As of June 30, 2022, we had an accumulated deficit of $109,488,080. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of June 30, 2022:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	17,985,430	17,985,430	–	–	–
Tax obligation	773,904	773,904	–	–	–
Accounts payable	374,510	374,510	–	–	–
Loan payable	1,070,624	1,070,624	–	–	–
Operating lease liabilities	214,793	214,793
Other contractual liabilities (1)	1,544,722	1,544,722	–	–	–
Commercial commitments	–	–	–	–	–
Bank loan repayment	–	–	–	–	–
Total obligations	21,963,983	21,963,983	–	–	–

(1)	Includes all obligations included in “Accrued liabilities and other payables” and “Accrued consulting and service fee” in current liabilities in the “Unaudited Condensed Consolidated Balance Sheets” that are contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as of June 30, 2022.

As of June 30, 2022, the Company had 800,000,000 shares of its common stock to be issued.

Critical Accounting Policies and Estimates

For a detailed description of the Critical Accounting Policies and Estimates of the Company, please refer to Part II, ITEM 7 “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in our Annual Report Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

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

ITEM 4 Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2022, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock (6)
4.2	Description of Securities (3)
10.1	Technical Knowhow License & Servicing Agreement, dated July 1, 2021, by and between Coinllectibles Limited and Marvel Digital Group Limited (4)
10.2	Services Agreement, dated July 1, 2021, by and between Coinllectibles Limited and Marvel Digital Group Limited (4)
10.3	Equity Purchase Agreement, dated December 31, 2021, by and between Cosmos Group Holdings Inc. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (5)
10.4	Registration Rights Agreement, dated December 31, 2021, by and between Cosmos Group Holdings Inc., and Williamsburg Venture Holdings, LLC (5)
10.5	Consultancy Agreement, dated February 2, 2022, by and between First Technology Development Limited, a Hong Kong limited liability company, and Coinllectibles Limited, a British Virgin Islands limited liability company (6)
10.6	Consultancy Agreement, dated February 2, 2022, by and between Silver Bloom Properties Limited, a Hong Kong and Coinllectibles Limited, a British Virgin Islands limited liability company (6)
10.7	Consultancy Agreement, dated February 2, 2022, by and between Grace Time International Holdings Limited, a Hong Kong limited liability company, and Coinllectibles Limited, a British Virgin Islands limited liability company (6)
21	Subsidiaries (4)
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference from our Form 10 filed with the Securities and Exchange Commission on May 23, 2017.
(2)	Incorporated by reference from our Form 10-SB filed with the Securities and Exchange Commission on January 19, 2000, under the name Interactive Marketing Technology, Inc.
(3)	Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.
(4)	Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022.
(5)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2022.
(6)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS INC.

	By:	/s/ Man Chung Chan
Man Chung Chan
Chief Executive Officer, Chief Financial Officer, Secretary

Date: August 15, 2022