Form 10-Q
period 2022-09-30
Cosmos Group Holdings Inc.
filed 2022-11-01
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of October 31, 2022, the Company had outstanding 386,923,398 shares of common stock.

INTRODUCTORY COMMENTS

References in this report to the “Company,” “COSG,” “we,” “us” and “our” refer to Cosmos Group Holdings Inc., a Nevada company (also known as Coinllectibles, Inc.), and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

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

Transfers of Cash to and from Our Subsidiaries

Cosmos Group Holdings Inc. (also known as Coinllectibles Inc.) is a Nevada holding company with no operations of its own. COSG conduct our operations in Hong Kong primarily through our subsidiaries in Hong Kong and Singapore conduct all operations. COSG may rely on dividends or other transfers of cash or assets to be made by our Hong Kong and Singapore subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our Hong Kong and Singapore subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to Cosmos Group Holdings Inc. and Cosmos Group Holdings Inc. has not made any transfers, dividends or distributions of cash flows or other assets to our subsidiaries.

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

Cosmos Group Holdings Inc. (Nevada corporation that is also known as Coinllectibles Inc.)

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022.

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

TABLE OF CONTENTS.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30,	December 31,
	2022	2021
ASSETS		(Audited)
Current asset:
Cash and cash equivalents	$1,975,047	$1,131,128
Digital assets, net	19,166	35,451
Loan receivables, net	18,449,707	16,186,351
Loan interest and fee receivables, net	299,044	483,371
Inventories	3,078,550	2,103,038
Prepayment and other receivables	837,906	877,802
Right-of-use assets, net	222,287	298,317
Produced content cost	608,257	-

Total current assets	25,489,964	21,115,458

Non-current assets:
Property and equipment, net	57,922	59,270
Intangible assets, net	15,576,252	18,554,389
Goodwill	816,277	-
Loan receivables, net	2,032,637	2,866,243

TOTAL ASSETS	$43,973,052	$42,595,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,217,476	$240,156
Accrued liabilities and other payables	966,659	399,968
Accrued consulting and service fee	2,642,821	-
Loan payables	816,946	489,836
Amounts due to related parties	21,059,146	20,954,836
Income tax payable	962,391	431,463
Operating lease liabilities	173,340	231,816
Convertible note payables	256,558	-

Total current liabilities	29,095,337	22,748,075

Non-current liabilities
Operating lease liabilities	56,394	78,216

TOTAL LIABILITIES	29,151,731	22,826,291

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 500,000,000 shares authorized; 386,923,398 and 358,067,481 issued and outstanding as of September 30, 2022 and December 31, 2021	386,923	358,067
Common stock to be issued	800,000	806,321
Additional paid-in capital	130,336,783	44,930,337
Accumulated other comprehensive loss	(23,511)	(7,588)
Accumulated deficit	(116,680,664)	(26,436,477)
	14,819,531	19,650,660
Noncontrolling interest	1,790	118,409

Stockholders’ equity	14,821,321	19,769,069

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,973,052	$42,595,360

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
		(restated)		(restated)
Revenue, net
Lending segment	$1,517,764	$1,757,531	$4,833,433	$4,985,476
Arts and collectibles technology segment	2,493,100	524,868	8,051,436	524,868
	4,010,864	2,282,399	12,884,869	5,510,344
Cost of revenue
Lending segment	(27,046)	(7,249)	(367,337)	(784,195)
Arts and collectibles technology segment	(311,620)	(213,484)	(1,118,755)	(213,484)
	(338,666)	(220,733)	(1,486,092)	(997,679)

Gross profit	3,672,198	2,061,666	11,398,777	4,512,665

Operating expenses:
Sales and marketing expenses	(499,464)	(94,508)	(26,756,319)	(136,862)
Corporate development expense	(510,786)	-	(26,242,917)	-
Technology and development expense	(273,839)	-	(32,832,406)	-
Metaverse and AI development expense	(5,000,000)	-	(5,000,000)	-
General and administrative expenses	(4,344,801)	(4,391,148)	(9,743,097)	(6,040,872)
Total operating expenses	(10,628,890)	(4,485,656)	(100,574,739)	(6,177,734)

LOSS FROM OPERATION	(6,956,692)	(2,423,990)	(89,175,962)	(1,665,069)

Other income (expense):

Interest income	188	73	301	89
Gain (loss) on disposal of digital assets	206	(14)	206	(14)
Impairment loss on digital assets	(2,477)	(37,451)	(12,633)	(37,451)
Convertible notes interest expense	(979)	-	(979)	-
Loan interest expense	(1,360)	-	(1,360)	-
Imputed interest expense	(235,205)	-	(714,696)	-
Sundry income	36,564	803	93,614	3,085
Gain from forgiveness of related party debt	-	2,298	-	140,712
Total other (expense) income	(203,063)	(34,291)	(635,547)	106,421

LOSS BEFORE INCOME TAXES	(7,159,755)	(2,458,281)	(89,811,509)	(1,558,648)

Income tax expense	(188,878)	(163,524)	(546,146)	(377,453)

NET LOSS	(7,348,633)	(2,621,805)	(90,357,655)	(1,936,101)

Net (loss) income attributable to noncontrolling interest	(156,049)	103,026	(113,468)	432,802
Net loss attributable to common shareholders	(7,192,584)	(2,724,831)	(90,244,187)	(2,368,903)
Other comprehensive loss:
Foreign currency adjustment loss	(11,403)	(4,948)	(15,923)	(5,283)
COMPREHENSIVE LOSS	$(7,203,987)	$(2,729,779)	$(90,260,110)	$(2,374,186)
Net loss per share
– Basic	$(0.02)	$(0.01)	$(0.24)	$(0.01)
– Diluted	$(0.02)	$(0.01)	$(0.24)	$(0.01)
Weighted average common shares outstanding
– Basic	385,604,067	336,284,874	374,086,727	334,710,645
– Diluted	385,604,067	336,284,874	374,086,727	334,710,645

Share-based compensation expense included in operating expenses:
Sales and marketing expenses	$150,225	$-	$25,913,695	$-
Corporate development expense	333,225	-	25,646,926	-
Technology and development expense	45,000	-	32,105,000	-
General and administrative expenses	2,172,839	-	2,811,839	-
	$2,701,289	$-	$86,477,460	$-

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(90,357,655)	$(1,936,101)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	6,341	11,350
Amortization of intangible assets	2,979,763	-
Gain from forgiveness of related party debts	-	(140,712)
Imputed interest expense	714,696	-
Digital assets received as revenue	(8,025,885)	(257,977)
Digital assets paid for expense	8,029,743	-
Loss on disposal of digital assets	(206)	14
Impairment loss on digital assets	12,633	37,451
Loss on written-off property and equipment	-	163,058
Share issued for services rendered	83,856,800	1,334,710

Change in operating assets and liabilities:
Loan receivables	(1,429,750)	(6,991,052)
Loan interest and fee receivables	184,327	(752,839)
Inventories	(975,512)	(1,148,903)
Prepayment and other receivables	51,114	(97,437)
Accrued liabilities and other payables	54,977	3,856,451
Accrued consulting and service fee	2,642,821	-
Accounts payables	1,977,320	-
Right-of-use assets and operating lease liabilities	(60,662)	12,500
Produced content cost	(67,272)	-
Income tax payable	546,146	376,222
Net cash provided by (used in) operating activities	139,739	(5,533,265)

Cash flows from investing activities:
Purchase of property and equipment	(2,858)	-
Payment to acquire intangible assets	(1,874)	(39,325)
Cash from acquisition of a subsidiary	33,322	-
Net cash provided by (used in) investing activities	28,590	(39,325)

Cash flows from financing activities:
Proceeds from (repayment of) loan payables	327,110	(3,629,682)
Advances from related parties	59,684	11,146,695
Proceeds from convertible note payables	312,952	-
Net cash provided by financing activities	699,746	7,517,013

Foreign currency translation adjustment	(24,156)	(14,265)

Net change in cash and cash equivalents	843,919	1,930,158

BEGINNING OF PERIOD	1,131,128	773,381

END OF PERIOD	$1,975,047	$2,703,539

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$367,337	$784,194

 See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Common stock to be	Additional paid-in	Accumulated other comprehensive	(Accumulated losses) retained	Non- controlling	Total stockholders’ (deficit)
	No. of shares	Amount	issued	capital	loss	earnings	interest	equity

Balance as of January 1, 2021 (restated)	333,910,484	$333,911	$800,000	$-	$(5,374)	$(1,379,358)	$237,590	$(13,231)

Foreign currency translation adjustment	-	-	-	-	(292)	-	-	(292)
Net income for the period	-	-	-	-	-	348,860	(139,945)	208,915

Balance as of March 31, 2021	333,910,484	333,911	800,000	-	(5,666)	(1,030,498)	97,645	195,392

Foreign currency translation adjustment	-	-	-	-	(43)	-	-	(43)
Net income for the period	-	-	-	-	-	7,068	469,721	476,789

Balance as of June 30, 2021	333,910,484	333,911	800,000	-	(5,709)	(1,023,430)	567,366	672,138

Shares issued for acquisition of legal acquirer	21,536,933	21,536	-	395,516	(1,436)	(421,613)	-	(5,997)
Recapitalization of legal acquirer	-			(395,516)	1,436	394,080		-
Shares issued for goods and services rendered	180,855	181	-	1,334,529		-	-	1,334,710
Foreign currency translation adjustment	-	-	-	-	(4,948)		632	(4,316)
Net income for the period	-	-	-	-	-	(2,724,831)	103,026	(2,621,805)

Balance as of September 30, 2021	355,628,272	$355,628	$800,000	$1,334,529	$(10,657)	$(3,775,794)	$671,024	$(625,270)

Balance as of January 1, 2022	358,067,481	$358,067	$806,321	$44,930,337	$(7,588)	$(26,436,477)	$118,409	$19,769,069

Imputed interest on related party loans	-	-	-	236,336	-	-	-	236,336
Commitment Share issued for private placement	100,000	100	-	(100)	-	-	-	-
Share issued for acquired subsidiary	153,060	154	-	612,086	-	-	12,966	625,206
Foreign currency translation adjustment	-	-	-	-	(10,442)	-	-	(10,442)
Net loss for the period	-	-	-	-	-	(62,391,753)	(3,391)	(62,395,144)

Balance as of March 31, 2022	358,320,541	358,321	806,321	45,778,659	(18,030)	(88,828,230)	127,984	(41,774,975)

Imputed interest on related party loans	-	-	-	241,872	-	-	-	241,872
Share issued for service rendered	26,985,556	26,985	(6,321)	82,636,136				82,656,800
Foreign currency translation adjustment	-	-	-	-	5,922	-	-	5,922
Net loss for the period	-	-	-	-	-	(20,659,850)	45,972	(20,613,878)

Balance as of June 30, 2022	385,306,097	385,306	800,000	128,656,667	(12,108)	(109,488,080)	173,956	20,515,741
Imputed interest on related party loans	-	-	-	234,959	-	-	-	234,959
Share issued for service rendered	1,452,785	1,452	-	1,198,548				1,200,000
Share issued for the acquisition of a subsidiary	164,516	165	-	246,609	-	-	(16,117)	230,657
Foreign currency translation adjustment	-	-	-	-	(11,403)	-	-	(11,403)
Net loss for the period	-	-	-	-	-	(7,192,584)	(156,049)	(7,348,633)

Balance as of September 30, 2022	386,923,398	$386,923	$800,000	$130,336,783	$(23,511)	$(116,680,664)	$1,790	$14,821,321

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

In the opinion of management, the consolidated balance sheet as of December 31, 2021 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Description of subsidiaries

Company name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held
Massive Treasure Limited	BVI, limited liability company	Investment holding	50,000 ordinary shares with a par value of US$1 each	100%

Coinllectibles (HK) Limited	Hong Kong, limited liability company	Corporate management in Hong Kong	1,000 ordinary shares for HK$1,000	100%

Coinllectibles Wealth Limited	Hong Kong, limited liability company	Corporate management in Hong Kong	1 ordinary share for HK$1	100%

Coinllectibles DeFi Limited	Hong Kong, limited liability company	Financing service management in Hong Kong	10,000 ordinary shares for HK$10,000	100%

Coinllectibles Private Limited	Singapore, limited liability company	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

Coinllectibles Limited	BVI, limited liability company	Procurement of art and collectibles in Singapore	1,000 ordinary shares with a par value of US$1 each	100%

Healthy Finance Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

8M Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	10 ordinary shares for HK$10	100%

Dragon Group Mortgage Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

E-on Finance Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	2 ordinary shares for HK$2	100%

Lee Kee Finance Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	920,000 ordinary shares for HK$920,000	51%

Rich Finance (Hong Kong) Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

Long Journey Finance Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	100 ordinary shares for HK$100	51%

Vaav Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

Star Credit Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	1,000,000 ordinary shares for HK$1,000,000	51%

NFT Limited	BVI, limited liability company	Procurement of intangible assets in Hong Kong	10,000 ordinary shares with a par value of US$1 each	51%

Grandway Worldwide Holding Limited	BVI, limited liability company	Development of mobile application	50,000 ordinary shares for USD$50,000	51%

Grand Town Development Limited	Hong Kong, limited liability company	Provision of treasury management	2 ordinary shares for HK$2	100%

Grand Gallery Limited	Hong Kong, limited liability company	Procurement of art and collectibles in Hong Kong	400,000 ordinary shares for HK$400,000	80%

Phoenix Waters Group Limited	BVI, limited liability company	Investment holding	50,000 ordinary shares with a par value of US$1 each	100%

Phoenix Waters Productions (HK) Limited	Hong Kong, limited liability company	Film Production	100,000 ordinary shares for HK$100,000	51%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

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

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists and the costs associated with token minting for collectible pieces. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from September 30, 2022.

●	Digital assets

The Company’s digital assets mainly represent the cryptocurrencies held in its e-wallet. The Company accounts for its digital assets in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, “General Intangibles Other Than Goodwill” (“ASC 350”). ASC 350 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Accordingly, the Company performs an analysis each quarter to identify whether events or changes in circumstances and determines the fair value of its cryptocurrencies based on quoted closing prices on the active exchange on the balance sheet date, if the fair market value is lower than the carrying value an impairment loss equal to the difference will be recognized as “Impairment loss of digital assets” in the unaudited condensed consolidated statement of operations. If the fair market value is higher than the carrying value the basis of the digital assets will not be adjusted to account for this increase. Gains on digital assets, if any, will be recognized upon sale, exchange or disposal of the assets.

The Company’s cryptocurrencies are deemed to have an indefinite useful life, therefore amounts are not amortized, but rather are assessed for impairment.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Depreciation expense for the three months ended September 30, 2022 and 2021 totaled $2,016 and $856, respectively.

Depreciation expense for the nine months ended September 30, 2022 and 2021 totaled $6,341 and $10,916, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

In accordance with ASC 350, the goodwill we determined for reporting units is based on the expected benefit from business combinations. We evaluate our reporting units annually, as well as when changes in our operating segments occur. For changes in reporting units, we reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We have two reporting units subject to goodwill impairment testing. As of September 30, 2022 and December 31, 2021, no impairment of goodwill has been identified.

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

●	Development costs

The Company enters into a technical knowhow license and servicing agreement with a company controlled by its major shareholder and are required to make payments for technical knowhow development. Technical knowhow consists of Visual Intelligence Engine, Speech Recognition Engine, Text Analytics Engine, Emotion Recognition Engine, Motion Recognition Engine, AI Agent Creation Engine and NFT Generation and Loading Engine for development of metaverse. In accordance with ASC 350-14-25-1, all development costs are charged to expenses as incurred and to be recognized as “Metaverse and AI development expense” in the unaudited condensed consolidated statement of operations during the preliminary project stage. After establishing technological feasibility, the Company capitalizes all development payments to service provider as development costs. Significant management judgements are made in the assessment of when technological feasibility is established. Amortization of capitalized development costs commences when a product is available for general release. For capitalized development costs, annual amortization is calculated using the straight-line method over the remaining estimated life of the title. The Company evaluates the future recoverability of capitalized development costs on a quarterly basis. For the nine months ended September 30, 2022 and 2021, the Company incurred the related development costs of $5,000,000 and $0, respectively. The Company did not capitalize any related development costs during the nine months ended September 30, 2022 and 2021.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Lending Business

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong. During the nine months ended September 30, 2022 and 2021, the Company originated loans generally ranging from $644 to $579,000, with terms ranging from 1 week to 120 months. The Company mainly derives a portion of its revenue from loan which is specifically excluded from the scope of this standard, that is, interest on loan receivable is accrued monthly and credited to income as earned.

Arts and Collectibles Technology Business

The Company currently operates its online platform in the sale and distribution of arts and collectibles, with the use of blockchain technologies and minting tokens. The item of arts and collectibles is individually monetized as non-interchangeable unit of data stored on a blockchain, which is a form of digital ledger that can be sold, in the form of a minting token on the online platform. The Company is involved with the following activities to earn its revenue in this segment:

Sale of arts and collectibles products: The Company recognizes revenue derived from the sales of the arts and collectibles when the Company has transferred the risks and rewards of the arts and collectibles to the customers.

The minted item of the individual art or collectible which is sold in crypto asset transaction is the only performance obligation under the fixed-fee arrangements. The corresponding fees received upon each sale transaction is recognized as revenue when the designated token, minted with the corresponding art and collectibles is delivered to the end user, together with the transfer of both digital and official title.

Transaction fee income:

The Company also generates revenue through transaction fees transacted on its platform or other marketplaces. The Company charges a fee to individual customers at the secondary transaction level, which is allocated to the single performance obligation. The transaction fee is collected from the customer in digital assets, with revenue measured based on a certain percentage of the value of digital assets at the time the transaction is executed.

The Company’s service comprises of a single performance obligation to provide a platform facilitating the transfer of its DOTs. The Company considers its performance obligation satisfied, and recognizes revenue, at the point when the transaction is processed.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

●	Produced content cost

In accordance with the guidance in ASC Topic 926, costs related directly to the production of content are capitalized as film costs as they are incurred. Capitalized content costs are recognized as “Produced content cost” in the unaudited condensed consolidated balance sheet. The concept of “predominant monetization strategy” to classify capitalized content costs for purposes of amortization and impairment as follows:

Individual

Lifetime value is predominantly derived from third-party revenues that are directly attributable to the specific film or television title (e.g. theatrical revenues or sales to third-party television programmers).

Group

Lifetime value is predominantly derived from third-party revenues that are attributable only to a bundle of titles (e.g. subscription revenue).

Production costs for content that is predominantly monetized individually is amortized based upon the ratio of the current period’s revenues to the estimated remaining total revenues.

Production costs that are predominantly monetized as a group are amortized based on projected usage (which may be, for example, derived from historical viewership patterns), typically resulting in an accelerated or straight-line amortization pattern. Participations and residuals are generally expensed in line with the pattern of usage.

The costs of produced content are subject to regular recoverability assessments. For content that is predominantly monetized individually, the unamortized costs are compared to the estimated fair value. The fair value will be determined based on a discounted cash flow analysis of the cash flows directly attributable to the title in accordance with ASC Topic 926-20 Entertainment-Films. To the extent the unamortized costs exceed the fair value, an impairment charge is recorded for the excess. For content that is predominantly monetized as a group, the aggregate unamortized costs of the group are compared to the present value of the discounted cash flows using the lowest level for which identifiable cash flows are independent of other produced content. If the unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles based on the relative carrying value of each title in the group. If there are no plans to continue to use an individual film or television program that is part of a group, the unamortized cost of the individual title is written-off immediately.

●	Income taxes

The Company adopted the ASC Topic 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the six months ended September 30, 2022 and 2021.

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the following periods:

	September 30, 2022	September 30, 2021
Period-end HKD:US$ exchange rate	0.1274	0.1284
Period average HKD:US$ exchange rate	0.1277	0.1288

	September 30, 2022	September 30, 2021
Period-end SGD:US$ exchange rate	0.6973	0.7355
Period average SGD:US$ exchange rate	0.7271	0.7469

●	Comprehensive income

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of September 30, 2022, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

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

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Fair value of financial instruments

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The Company has suffered from an accumulated deficit of $116,680,664 and working capital deficit of $3,605,373 at September 30, 2022. The continuation of the Company as a going concern in the next twelve months is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The purchase price allocation resulted in $552,729 of goodwill, as below:

Acquired assets:
Property and equipment	$2,593
Cash and cash equivalents	33,322
Deposit, prepayment and other receivables	11,218
Amounts due from related parties	21,778
68,911
Less: Assumed liabilities
Accrued liabilities and other payables	(4,242)
(4,242)
Fair value of net assets acquired	64,669
Noncontrolling interest	(12,966)
Foreign translation adjustment	7,808
Goodwill recorded	552,729
Consideration allocated, payable by the Company’s common stock	$612,240

On August 18, 2022, the Company issued 164,516 shares of its common stock, at a price of $1.50 per share at its current market price, in exchange for 51% of equity interest of Phoenix Waters Productions (HK) Limited, a Hong Kong limited liability company. The acquisition was completed on August 31, 2022. The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”).

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values.

The purchase price allocation resulted in $263,548 of goodwill, as below:

Acquired assets:
Produced content cost	$540,985
Amount due from a director	69,270
610,255
Less: Assumed liabilities
Accrued liabilities and other payables	(507,472)
Loan from related party	(135,674)
(643,146)
Fair value of net liabilities assumed	(32,891)
Noncontrolling interest	16,117
Goodwill recorded	263,548
Consideration allocated, payable by the Company’s common stock	$246,774

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 6 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Interest income	$1,517,764	$1,757,531	$4,833,433	$4,985,476
ACT income
- Sale of arts and collectibles products	418,998	257,956	1,825,448	257,956
- Transaction fee income and others	2,074,102	266,912	6,225,988	266,912
	2,493,100	524,868	8,051,436	524,868

	$4,010,864	$2,282,399	$12,884,869	$5,510,344

NOTE 7 - BUSINESS SEGMENT INFORMATION

Currently, the Company has two reportable business segments:

(i)	Lending Segment, mainly provides financing and lending services; and

(ii)	Arts and Collectibles Technology (“ACT”) Segment, mainly operates an online platform to sell and distribute the arts and collectibles to end-users, with the use of blockchain technologies and minting tokens.

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three months ended September 30, 2022
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$1,517,764	$-	$1,517,764
Arts and collectibles technology income	-	2,493,100	2,493,100
Total revenue, net	1,517,764	2,493,100	4,010,864

Cost of revenue:
Interest expense	(27,046)	-	(27,046)
Arts and collectibles technology expense	-	(311,620)	(311,620)
Total cost of revenue	(27,046)	(311,620)	(338,666)

Gross profit	1,490,718	2,181,480	3,672,198

Operating expenses
Sales and marketing	(7,681)	(491,783)	(499,464)
Corporate development	-	(510,786)	(510,786)
Technology and development	-	(273,839)	(273,839)
Metaverse and AI development	-	(5,000,000)	(5,000,000)
General and administrative	(737,558)	(3,607,243)	(4,344,801)
Total operating expenses	(745,239)	(9,883,651)	(10,628,890)

Income (loss) from operations	745,479	(7,702,171)	(6,956,692)

Other income (expense):
Interest income	104	84	188
Gain (loss) on disposal of digital assets	-	206	206
Impairment loss on digital assets	-	(2,477)	(2,477)
Convertible notes interest expense	-	(979)	(979)
Loan interest expense	-	(1,360)	(1,360)
Imputed interest expense	(235,205)	-	(235,205)
Sundry income	36,564	-	36,564
Total other expense, net	(198,537)	(4,526)	(203,063)

Segment income (loss)	$546,942	$(7,706,697)	$(7,159,755)

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30, 2021
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$1,757,531	$-	$1,757,531
Arts and collectibles technology income	-	524,868	524,868
Total revenue, net	1,757,531	524,868	2,282,399

Cost of revenue:
Interest expense	(7,249)	-	(7,249)
Arts and collectibles technology expense	-	(213,484)	(213,484)
Total cost of revenue	(7,249)	(213,484)	(220,733)

Gross profit	1,750,282	311,384	2,061,666

Operating expenses
Sales and marketing	(1,340)	(93,168)	(94,508)
General and administrative	(433,911)	(3,957,237)	(4,391,148)
Total operating expenses	(435,251)	(4,050,405)	(4,485,656)

Loss from operations	1,315,031	(3,739,021)	(2,423,990)

Other income (expense):
Interest income	73	-	73
Loss on disposal of digital assets	-	(14)	(14)
Impairment loss on digital assets	-	(37,451)	(37,451)
Sundry income	803	-	803
Gain from forgiveness of related party debt	2,298	-	2,298
Total other income (expense), net	3,174	(37,465)	(34,291)

Segment income (loss)	$1,318,205	$(3,776,486)	$(2,458,281)

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine months ended September 30, 2022
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$4,833,433	$-	$4,833,433
Arts and collectibles technology income	-	8,051,436	8,051,436
Total revenue, net	4,833,433	8,051,436	12,884,869

Cost of revenue:
Interest expense	(367,337)	-	(367,337)
Arts and collectibles technology expense	-	(1,118,755)	(1,118,755)
Total cost of revenue	(367,337)	(1,118,755)	(1,486,092)

Gross profit	4,466,096	6,932,681	11,398,777

Operating expenses
Sales and marketing	(260,599)	(26,495,720)	(26,756,319)
Corporate development	-	(26,242,917)	(26,242,917)
Technology and development	-	(32,832,406)	(32,832,406)
Metaverse and AI development	-	(5,000,000)	(5,000,000)
General and administrative	(2,550,218)	(7,192,879)	(9,743,097)
Total operating expenses	(2,810,817)	(97,763,922)	(100,574,739)

Income (loss) from operations	1,655,279	(90,831,241)	(89,175,962)

Other income (expense):
Interest income	211	90	301
Gain on disposal of digital assets	-	206	206
Impairment loss on digital assets	-	(12,633)	(12,633)
Convertible notes interest expense	-	(979)	(979)
Loan interest expense	-	(1,360)	(1,360)
Imputed interest expense	(714,696)	-	(714,696)
Sundry income	93,108	506	93,614
Total other expense, net	(621,377)	(14,170)	(635,547)

Segment income (loss)	$1,033,902	$(90,845,411)	$(89,811,509)

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine months ended September 30, 2021
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$4,985,476	$-	$4,985,476
Arts and collectibles technology income	-	524,868	524,868
Total revenue, net	4,985,476	524,868	5,510,344

Cost of revenue:
Interest expense	(784,195)	-	(784,195)
Arts and collectibles technology expense	-	(213,484)	(213,484)
Total cost of revenue	(784,195)	(213,484)	(997,679)

Gross profit	4,201,281	311,384	4,512,665

Operating Expenses
Sales and marketing	(43,694)	(93,168)	(136,862)
General and administrative	(2,083,635)	(3,957,237)	(6,040,872)
Total operating expenses	(2,127,329)	(4,050,405)	(6,177,734)

Income (loss) from operations	2,073,952	(3,739,021)	(1,665,069)

Other income (expense):
Interest income	89	-	89
Loss on disposal of digital assets	-	(14)	(14)
Impairment loss on digital assets	-	(37,451)	(37,451)
Sundry income	3,085	-	3,085
Gain from forgiveness of related party debt	140,712	-	140,712
Total other income (expense), net	143,886	(37,465)	106,421

Segment income (loss)	$2,217,838	$(3,776,486)	$(1,558,648)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Hong Kong	$1,517,764	1,757,531	$4,833,433	4,985,476
Around the world	2,493,100	524,868	8,051,436	524,868

	4,010,864	2,282,399	12,884,869	5,510,344

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 – LOAN RECEIVABLES, NET

The Company’s loan portfolio was as follows:

	September 30, 2022	December 31, 2021

Personal loans	$19,127,321	$17,352,856
Commercial loans	997,431	1,186,339
Mortgage loans	2,443,795	1,294,601
Total loans	22,568,547	19,833,796
Less: Allowance for loan losses	(2,086,203)	(781,202)
Loans receivables, net	$20,482,344	$19,052,594

Reclassifying as:
Current portion	$18,449,707	$16,186,351
Non-current portion	2,032,637	2,866,243

Total loans receivables	$20,482,344	$19,052,594

The interest rates on loans issued were ranged from 13% to 59% per annum for the nine months ended September 30, 2022 and for the year ended December 31, 2021.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table presents the activity in the allowance for loan losses as of and for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	September 30, 2022	December 31, 2021

Balance at Beginning of Period/Year	$781,202	$53,506
Provisions	1,270,017	783,694
Foreign translation adjustment	34,984	(55,998)

Balance at End of Period/Year	$2,086,203	$781,202

For the nine months ended September 30, 2022, the Company had $1,270,017 provision for the allowance of loan losses.

Allowance for loan losses is estimated on a annual basis based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

AGE ANALYSIS LOANS BY CLASS

All classes of loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. The following table includes an aging analysis of loans as of the dates indicated. Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, because they are well-secured and in the process of collection.

	Age Analysis of Loans by Class
	Mortgage	Commercial loan	Personal loan	September 30, 2022	Mortgage	Commercial loan	Personal loan	December 31, 2021
	$	$	$	$	$	$	$	$

Within credit term	1,609,689	458,361	11,241,479	13,309,529	1,051,202	647,677	13,003,233	14,702,112
Past due:
30-59 days	-	-	-	-	-	-	-	-
60-89 days	-	-	-	-	-	-	-	-
90 or more days due and still accruing	-	-	-	-	-	-	-	-
Nonaccrual	834,106	539,070	7,885,842	9,259,018	89,859	25,650	5,016,175	5,131,684

Total loans	2,443,795	997,431	19,127,321	22,568,547	1,141,061	673,327	18,019,408	19,833,796

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

LOAN MATURITY BY CLASS

The following table presents the maturities of loan balances for the years presented:

Maturities	Mortgage	Commercial loan	Personal loan	September 30, 2022	Mortgage	Commercial loan	Personal loan	December 31, 2021
	$	$	$	$	$	$	$	$

Within 1 year	1,943,735	742,644	16,867,446	19,553,825	1,019,780	673,327	13,553,132	15,246,239
1-5 years	500,060	254,787	2,259,875	3,014,722	121,281	-	4,466,276	4,587,557
5-10 years	-	-	-	-	-	-	-	-
More than 10 years	-	-	-	-	-	-	-	-

Total loans	2,443,795	997,431	19,127,321	22,568,547	1,141,061	673,327	18,019,408	19,833,796

Interest on loans receivable is accrued and credited to income as earned. The Company determines a loan’s past due status by the number of days that have elapsed since a borrower has failed to make a contractual loan payment. Accrual of interest is generally discontinued when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 180 days (The further extension of loan past due status is subject to management final approval and on case-by-case basis).

CREDIT QUALITY INFORMATION

The Company uses internally-assigned risk grades to estimate the capability of borrowers to repay the contractual obligations of their loan agreements as scheduled or at all. The Company’s internal risk grade system is based on experiences with similarly graded loans and the assessment of borrower credit quality, such as, credit risk scores, collateral and collection history. Individual credit scores are assessed by credit bureau, such as TransUnion. Internal risk grade ratings reflect the credit quality of the borrower, as well as the value of collateral held as security. The Company requires collateral arrangements to all mortgage loans and has policies and procedures for validating the reasonableness of the collateral valuations on a regular basis. Management believes that these policies effectively manage the credit risk from advances.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company’s internally assigned risk grades are as follows:

Pass: Loans are of acceptable risk.

Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management’s close attention.

Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic or managerial nature.

Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.

Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit grades	Mortgage	Commercial loan	Personal loan	September 30, 2022	Mortgage	Commercial loan	Personal loan	December 31, 2021
	$	$	$	$	$	$	$	$

Other assets especially mentioned	1,542,680	490,210	13,806,233	15,839,123	1,051,202	673,327	13,997,540	15,722,069
Substandard	187,417	-	952,890	1,140,307	-	-	330,278	330,278
Doubtful	713,698	507,221	4,368,198	5,589,117	89,859	-	3,691,590	3,781,449
Loss	-	-	-	-	-	-	-	-

Total loans	2,443,795	997,431	19,127,321	22,568,547	1,141,061	673,327	18,019,408	19,833,796

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 9 - DIGITAL ASSETS, NET

The following tables present changes in carrying value of digital assets as of and for the nine months ended September 30, 2022 and December 31, 2021:

	USDT	OKT	ETH	BNB	BUSD	MATIC	COTK	Total
Balance at January 1, 2022	$25,576	$34	$5,658	$1,612	$-	$-	$2,571	$35,451

Received as revenue	118,800	-	42,789	958	7,863,338	-	-	8,025,885
Paid as expense	(143,786)	(3)	(22,621)	(561)	(7,862,585)		-	(8,029,556)
Purchase						19		19
Impairment loss	-	(24)	(9,395)	(643)		-	(2,571)	(12,633)
Balance at September 30, 2022	$590	$7	$16,431	$1,366	$753	$19	$-	$19,166

	USDT	OKT	ETH	BNB	COTK	Total
Balance at January 1, 2021	$-	$-	$-	$-	$-	$-

Received as revenue	3,008,129	-	257,956	-	-	3,266,085
Paid as expense	(2,982,553)	(22)	(214,677)	(6,050)	(226)	(3,203,528)
Purchase	-	57	269	7,766	4,718	12,810
Impairment loss	-	(1)	(37,890)	(104)	(1,921)	(39,916)
Balance at December 31, 2021	$25,576	$34	$5,658	$1,612	$2,571	$35,451

As of September 30, 2022 and December 31, 2021, the fair value of the digital assets held by the Company was $19,166 and $35,451, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 10 - INVENTORIES

A summary of inventories as of September 30, 2022 and December 31, 2021 is as follows:

	As of September 30, 2022
	No. of token	No. of art and collectible items	Total amount

Balance at January 1, 2022	10	45	$2,103,038
Purchased	-	102	2,021,913
Token minted	36	-
Sold	(22)	(27)	(1,046,401)
Balance at September 30, 2022	24	120	$3,078,550

	As of December 31, 2021
	No. of token	No. of art and collectible items	Total amount

Balance at January 1, 2021	-	-	$-
Purchased	-	57	3,111,542
Token minted	24	-
Sold	(13)	(13)	(993,020)
Marketing expense	(1)	(1)	(15,484)
Balance at December 31, 2021	10	43	$2,103,038

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 11 - INTANGIBLE ASSETS, NET

A summary of intangible assets as of September 30, 2022 and December 31, 2021 is as follows:

	Estimated useful life	September 30, 2022	December 31, 2021
At cost:
Acquired technology software	5 years	$17,344,690	$17,344,690
Licensed technology knowhow	4 years	2,000,000	2,000,000
Trademarks and trade name	10 years	41,144	39,270
Less: accumulated amortization		(3,809,333)	(829,575)
Foreign translation adjustment		(249)	4
		$15,576,252	$18,554,389

As of September 30, 2022, the estimated annual amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows

Period ending September 30:
2023	$3,973,026
2024	3,973,026
2025	3,848,026
2026	3,473,026
2027	293,166
Thereafter	15,982
$15,576,252

Amortization of intangible assets for the three months ended September 30, 2022 and 2021 totaled $993,257 and $0, respectively.

Amortization of intangible assets for the nine months ended September 30, 2022 and 2021 totaled $2,979,763 and $0, respectively.

NOTE 12 – PRODUCED CONTENT COST

Total capitalized produced content by predominant monetization strategy as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
Produced content:
Released, net of amortization	$-	$-
Completed, not released	-	-
In-process	608,257	-
	$608,257	$-

The produced content cost is not amortized as of September 30, 2022 as the production of the film is still in process.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 13 - ACCRUED CONSULTING AND SERVICE FEE

For the nine months ended September 30, 2022, the Company agreed to compensate certain business or professional service providers, in which rendered IT development service, sale and marketing service, corporate development service and administrative service. These accrued consulting and service fees totaled $2,642,821 and agreed to be settled in lieu of the common stock of the Company.

NOTE 14 - LOAN PAYABLES

The amounts represented temporary advances received from the third parties for the lending business, which carried annual interest at the rate of 18% to 21%. These amounts were unsecured and will become repayable within one year. The loan payable balance was $816,946 and $489,836 as of September 30, 2022 and December 31, 2021, respectively.

Interest related to the loan payables was $27,046 and $7,249 for the three months ended September 30, 2022 and 2021, respectively.

Interest related to the loan payables was $367,337 and $784,195 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 15 - CONVERTIBLES NOTE PAYABLES

Securities purchase agreement and related convertible note

Chan Hin Yip Note

On August 2, 2022, the Company entered into a Sale and Purchase Agreement (“SPA”) with CHAN Hin Yip, pursuant to which the Company agreed to purchase approximately 58 collectible items from Mr. Chan for a purchase price of HKD 1,305,000 (approximately USD $167,308) (the “Purchase Price”), through its subsidiaries holds approximately 80% of the issued and outstanding securities of Grand Gallery Limited (“GGL”), and Mr. Chan is a director and 5% equity owner of GGL.

On August 2, 2022, the Company and Mr. Chan entered into a Note Purchase Agreement (“Chan Hin Yip Note”) pursuant to which the Company agreed to pay the Purchase Price via a promissory note that will be converted into shares of the Company’s common stock at a conversion price equal to 90% of the volume weighted average closing price of the Company’s common stock for the ten days immediately prior to February 2, 2023. The Chan Hin Yip Note bears interest at 1% per annum and is due on February 2, 2023

1800 Diagonal Note

On August 26, 2022, the Company and 1800 Diagonal Lending LLC (“1800 Diagonal”) entered into a Securities Purchase Agreement, whereby the Company issued a promissory note to 1800 Diagonal (“1800 Diagonal Note”) in the original principal amount of $89,250. The 1800 Diagonal Note is convertible into shares of the common stock of the Company one hundred eighty (180) days following the date of funding at a price equal to 65% of the average of two (2) lowest trading price of the Company’s common stock for the twenty (20) trading days prior to conversion. The Company has the option to prepay the 1800 Diagonal Note by paying an amount equal to the then outstanding amount multiplied by premium percentage during the first one hundred eighty (180) days. The 1800 Diagonal Note bears interest at 8% per annum and is due on August 26, 2023.

As of September 30, 2022, the Company did not prepay any of the convertible note payables.

As of September 30, 2022, accrued convertible notes interest expense were amounted to $979.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 16 - AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company for the lending business, which were unsecured, interest-free and had no fixed terms of repayments. The related party balances were $21,059,146 and $20,954,836 as of September 30, 2022 and December 31, 2021, respectively.

During the three and nine months ended September 30, 2022, the Company recorded an imputed additional non-cash interest of $235,205 and $714,696 at the market rate of 5% per annum on these interest-free related party loans, under ASC 835-30 “Imputation of Interest”.

NOTE 17 - LEASES

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

As of September 30, 2022, right-of-use assets were $222,287 and lease liabilities were $229,734.

For the three months ended September 30, 2022 and 2021, the Company charged to operations lease as expenses of $66,470 and $0, respectively.

For the nine months ended September 30, 2022 and 2021, the Company charged to operations lease as expenses of $206,453 and $0, respectively.

The maturity of the Company’s lease obligations is presented below:

Period Ending September 30,
2023	$179,951
2024	57,279
2025	-

Total	237,230
Less: interest	$(7,496)
229,734

Present value of lease liabilities – current liability	173,340
Present value of lease liabilities – non-current liability	$56,394

NOTE 18 – STOCK-BASED COMPANESATION

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

As of September 30, 2022, there were 28,438,341 shares of the Company have been issued to consultants who have provided services to the Company.

The following table presents the stock-based compensation expenses for shares granted consultants during the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Corporate development expenses	$333,225	$-	$25,646,926	$-
Technology and development expenses	45,000	-	32,105,000	-
Sales and marketing expenses	150,225	-	25,913,695	-
General and administrative expenses	2,172,839	-	2,811,839	-
	$2,701,289	$-	$86,477,460	$-

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The stock-based compensation expense was $2,701,289 during the three months ended September 30, 2022.

The stock-based compensation expense was $86,477,460 during the nine months ended September 30, 2022.

NOTE 19 - STOCKHOLDERS’ EQUITY

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

On August 18, 2022, the Company issued 164,516 shares of its common stock, at a price of $1.50 per shares at its current market price, in exchange for 51% of equity interest of Phoenix Waters Productions (HK) Limited, a Hong Kong Limited liability company, which is engaged in filmmaking in Hong Kong. The acquisition was completed on September 1, 2022.

On September 16, 2022, the Company issued 1,452,785 shares of its common stock, at a price of $0.826 per shares at its current market price, to a consultant who has provided service to the Company under Rule 144.

As of September 30, 2022 and December 31, 2021, the Company had a total of 386,923,398 shares and 358,067,481 shares of its common stock issued and outstanding, respectively.

Common stock to be issued

As of September 30, 2022, the Company had 800,000,000 shares of its common stock to be issued to Dr. Lee, a director of the Company, in connection with the acquisition of Massive Treasure.

As of December 31, 2021, the Company had 806,321,356 shares of its common stock to be issued, comprising of 800,000,000 shares outstanding to Dr. Lee, a major shareholder and former director of the Company, in connection with the acquisition of Massive Treasure, 235,294 shares outstanding to Mr. Tan, a director of the Company, in connection with his service to the Company for the year ended December 31, 2021, and 6,086,062 shares outstanding to consultants for their services rendered to the Company for the year ended December 31, 2021.

NOTE 20 - INCOME TAX

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2022	2021
Current tax:
- Local	$-	$-
- Foreign	546,146	377,453

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense	$546,146	$377,453

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

For the nine months ended September 30, 2022 and 2021, there were no operating income in US tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Republic of Singapore

The Company’s subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. The operation in Singapore incurred an operating loss due to certain charges within the group and there is no provision for income tax for the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30,
	2022	2021
Loss before income taxes	$(87,384,457)	$(52,736)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(14,855,358)	(8,965)
Net operating loss	14,855,358	8,965
Income tax expense	$-	$-

Hong Kong

The Company and subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine months ended September 30,
	2022	2021
Income before income taxes	$1,191,436	$2,217,838
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	196,587	365,943
Tax effect of non-deductible items	342,096	11,510
Tax effect of non-taxable items	(8,499)	-
Net operating loss	15,962	-

Income tax expense	$546,146	$377,453

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$128,579	$68,955
Singapore tax regime	18,009,235	3,153,877
Hong Kong tax regime	36,148	20,186
Less: valuation allowance	(18,173,962)	(3,243,018)
Deferred tax assets, net	$-	$-

As of September 30, 2022, the operations in the United States of America incurred $612,279 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $128,579 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of September 30, 2022, the operations in Singapore incurred $105,936,672 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Singapore tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $18,009,235 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of September 30, 2022, the operations in Hong Kong incurred $219,079 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $36,148 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

NOTE 21 - RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances were unsecured, non-interest bearing and had no fixed terms of repayment.

During the three months ended September 30, 2022, the Company paid the management service fee of $931,059, to a company controlled by its major shareholder and former director, Dr. Lee.

During the three months ended September 30, 2022, the Company paid the director fee of $30,000 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

During the nine months ended September 30, 2022, the Company paid the management service fee of $2,746,911, to a company controlled by its major shareholder and former director, Dr. Lee.

During the nine months ended September 30, 2022, the Company paid the director fee of $90,000 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

On July 1, 2022, the Company’s wholly-owned subsidiary entered into a technical knowhow license and servicing agreement (the “Servicing Agreement”) with Total Chase Limited (“Total Chase”), a company controlled by its major shareholder and former director, Dr. Lee. Pursuant to which the Company engaged Total Chase to develop the technical knowhow for a term of three-year. Marvel Digital AI Limited (“MDAI”), the subsidiary of Total Chase, owns several intellectual properties and provides technical development services to Total Chase. The technical knowhow consists of Visual Intelligence Engine, Speech Recognition Engine, Text Analytics Engine, Emotion Recognition Engine, Motion Recognition Engine, AI Agent Creation Engine and NFT Generation and Loading Engine for development of metaverse on Roblox. Under the terms of the Servicing Agreement, the Company is required to pay to Total Chase an aggregate of $50,000,000 for the development of technical knowhow. The consideration is payable in cash or cryptocurrencies. All MDAI’s proprietary items remain the sole and exclusive property of MDAI, Total Chase will grant the Company a perpetual, non-exclusive, paid-up license to use certain MDAI’s proprietary items. The Company reserves the right to terminate services in whole or in part, upon 7 days written notice to Total Chase. The foregoing description of the Servicing Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.8 to this quarterly report on Form 10-Q and incorporated herein by reference.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company charged all related development costs to expenses as incurred and recognized as “Metaverse and AI development expenses” in the unaudited condensed consolidated statement of operations. During the nine months ended September 30, 2022, the Company incurred developmental costs of $5,000,000 and paid $2,689,000.

On August 2, 2022, the Company entered into a Sale and Purchase Agreement (“SPA”) with CHAN Hin Yip, pursuant to which the Company agreed to purchase approximately 58 collectible items from Mr. Chan for a purchase price of HKD1,305,000 (approximately USD167,308) (the “Purchase Price”), through its subsidiaries holds approximately 80% of the issued and outstanding securities of Grand Gallery Limited (“GGL”), and Mr. Chan is a director and 5% equity owner of GGL.

On August 2, 2022, the Company and Mr. Chan entered into a Note Purchase Agreement (“Chan Hin Yip Note”) pursuant to which the Company agreed to pay the Purchase Price via a promissory note that will be converted into shares of the Company’s common stock at a conversion price equal to 90% of the volume weighted average closing price of the Company’s common stock for the ten days immediately prior to February 2, 2023. The Chan Hin Yip Note bears interest at 1% per annum and is due on February 2, 2023

On September 1, 2022, the Company purchased 42 collectibles items from companies controlled by its major shareholder and former director, Dr. Lee, for a purchase price of $1,851,520

On September 16, 2022, the Company issued 1,452,785 shares of its common stock, at a price of $0.826 per shares at market price under Rule 144, to a partnership fund beneficially owned by its major shareholder and former director, Dr. Lee, which has rendered service to the Company.

As of September 30, 2022, Phoenix Waters Production (HK) Limited (“PWHK”), a subsidiary of the Company, has promissory notes payables to a company controlled by the Company’s major shareholder and former director, Dr. Lee, amounted to HKD512,000 (approximately USD65,225). The promissory notes payables are subject to interest at 12% per annum and repayable within 1 year upon delivery of the note.

As of September 30, 2022, PWHK has loan payables to a company controlled by the Company’s major shareholder and former director, Dr. Lee, amounted to HKD1,939,554 (approximately USD240,086). The loan is unsecured, interest-free with 1% penalty on late repayment and repayable in January 2023.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company is committed to the below contractual arrangements.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of September 30,2022, the remaining balance for Equity Purchase from the Investor was $30,000,000.

NOTE 23 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

Overview

We are a Nevada holding company with no operations of its own as all operations are conducted through our subsidiaries based in Singapore and Hong Kong. The Company, through its subsidiaries, is engaged in two business segments: (i) the physical arts and collectibles business, and (ii) the financing/money lending business. Our products and services are not offered in the United States but are available to U.S. persons.

Through the physical arts and collectibles business of our subsidiaries, we provide authentication, valuation and certification (“AVC”) service, sale and purchase, hire purchase, financing, custody, security and exhibition (“CSE”) services to art and collectibles buyers through traditional methods as well as through leveraging blockchain technology through the creation of Digital Ownership Tokens (“DOTs”).

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

Our DOT operations are conducted from Singapore. In Singapore, cryptocurrencies and the custodianship of such cryptocurrencies are not specifically regulated. Cryptocurrency exchanges and trading of cryptocurrencies are legal, but not considered legal tender. To the extent that cryptocurrencies or tokens are considered “capital market products” such as securities, spot foreign exchange contracts, derivatives and the like, they will be subject to the jurisdiction of the Monetary Authority of Singapore (“MAS”), Securities and Futures Act, anti-money laundering and combating the financing of terrorism laws and requirements. To the extent that tokens are deemed “digital payment tokens,” they will be subject to the Payment Services Act of 2019 which, among other things, require compliance with anti-money laundering and combating the financing of terrorism laws and requirements. According to the Payment Services Act of 2019, “digital payment token” means any digital representation of value (other than an excluded digital representation of value) that (a) is expressed as a unit; (b) is not denominated in any currency, and is not pegged by its issuer to any currency; (c) is, or is intended to be, a medium of exchange accepted by the public, or a section of the public, as payment for goods or services or for the discharge of a debt; (d) can be transferred, stored or traded electronically; and (e) satisfies such other characteristics as the Authority may prescribe. Our DOTs, therefore, are not securities or digital payment tokens subject to these acts.

We receive fiat and cryptocurrency from the sale of art and collectibles. We also generate revenue from transactions fees derived from the secondary and subsequent sales of the collectibles made from our platform. We do not retain any interest in the DOTs after they are sold. In order to minimize the risk of price fluctuation in cryptocurrency, after we receive the cryptocurrencies, we will recognize the value by immediately exchange them into US dollar or stable digital currencies that are pegged with US dollar.

Our financing/money lending business is conducted through our Hong Kong subsidiaries which are licensed under Hong Kong’s Money Lenders Ordinance. Our Hong Kong subsidiaries primarily provide unsecured personal loan financings to private individuals. Our Hong Kong subsidiaries also have a small portfolio of mortgage loans. Revenue is generated from interest received from the provision of loans to private individual customers.

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

As a U.S.-listed company with operations in Hong Kong, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Our Operations in Hong Kong” as disclosed in our set forth in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2022 (the “Form 10-K”).

Our corporate chart is below:

COSG
(Nevada)
(US OTC)
100%
Massive Treasure Limited
(BVI)
100%
Phoenix Waters Group Limited
(BVI)
51% (Note 4)
Phoenix Waters Production
(HK) Limited
(HK)
51%
NFT Limited
(BVI)
100%
Grandway Worldwide
Holding Limited
(BVI)
100%
Grand Town
Development Limited
(HK)
100%
Coinllectibles Private Limited
(SG)
100%
Coinllectibles Limited
(BVI)
100%
Coinllectibles (HK) Limited
(HK)
100%
Coinllectibles Wealth Limited
(HK)
80% (Note 3)
Grand Gallery Limited
(HK)
100%
Coinllectibles DeFi Limited
(HK)
51% (Note 2)
Healthy Finance Limited
(HK)
100% (Note 1)
8M Limited
(HK)
51% (Note 2)
Dragon Group Mortgage
Limited
(HK)
100% (Note 1)
E-on Finance Limited
(HK)
51% (Note 2)
Lee Kee Finance Limited
(HK)
51% (Note 2)
Rich Finance (Hong Kong)
Limited
(HK)
51% (Note 2)
Long Journey Finance Limited
(HK)
51% (Note 2)
Star Credit Limited
(HK)
51% (Note 2)
Vaav Limited
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

Note 4: On September 1, 2022, the Company consummated the acquisition of 51% of the issued and outstanding securities of Phoenix Waters Productions (HK) Limited, a Hong Kong limited liability company engaged in film production, through the issuance of 164,516 shares of our common stock, at a valuation of $1.50 per share.

Coinllectibles business overview

Despite a generally challenging economic environment and specifically in areas of negative sentiment around the NFT and crypto currency markets, the Company continued to see strong market interest in developing DOT applications tied to a range of physical items.

During the quarter, the Company partnered directly with galleries, auction houses, artists and manufacturers to apply DOTs to physical items with a focus on the premium art and collectible segment. While overall market sentiment to NFTs in sport was weaker over the period, we believe the Company made progress building interest in sports related DOTs in Asia in particular and in the use of DOTs with 3D technology to enhance enjoyment value. Each of these market segments are substantial in size, and we believe these markets provide substantial growth opportunities for the use of DOTs to enhance user experience and reach.

During the quarter, the Company launched several DOTs on ceramic art and expanded its application of DOTs across new art related segments including photographs, sculptures, and new artists. The price points of the DOTs tied to physical items varied across launches. We collaborated on the launch of Fusion DOTs on signed photographs from the William John Kennedy collection of iconic Andy Warhol themes. As part of the launch there were several sessions to increase awareness of the photographer William John Kennedy and his works. We also partnered for a third time with UK headquartered Spink auction house to mint DOTs on a collection of photographic DOTs of musicians titled "Live from Abbey Road”. Coinllectibles acquired 58 art pieces from Grand Gallery in Hong Kong over the quarter. We launched DOTs on several distinct sculpture pieces by world renowned British sculptor Jonathan Wylder. All pieces launched as Fusion DOTs include documentation noting rights of ownership, photographs and other supporting information.

In addition to applying DOT applications in the premium art market and collectibles segments, the Company is seeking to expand DOT applications to include luxury goods, sports and film. The Company announced plans to collaborate with the Swiss watch manufacture Quinting on DOTs tied to several unique watches. We believe the application of DOTs to the luxury goods area offers strong potential for DOTs.

The Company is seeking to conduct its activities in an environmentally sound manner and is seeking ways and projects to accomplish this. Over the quarter the Company began to mint DOTs on the Polygon blockchain.

Coinllectibles sees the metaverse as a strong opportunity and intends to focus on metaverse related technologies and strategies to define and bridge art and other areas of application across the metaverse and the real world. In October 2022, the Company announced its first physical conference to be held in Singapore in November 2022 with an objective to address the interoperability of decentralized and centralized metaverse Web platforms to promote dialogue and engagement with industry leaders. In addition, attendees will be able to attend fringe events and see a range of technologies and DOT pieces with which Coinllectibles is working.

Lending business overview

The lending segment continued to provide a stable revenue to the Company, and we generated approximately US$1.52 million and US$1.76 million for the three months ended September 30, 2022 and 2021 respectively. Our finance companies are licensed to originate personal loans, company loans and mortgage loans in Hong Kong, and generate interest income from these loans. In contrast to the significant growth in DOT revenue, our finance companies have long been established in Hong Kong and thus, the growth of the business is relatively steady. Despite the global economic situation and consequences caused by the pandemic, we believe that there is always a need for borrowing, and anticipate our lending segment to continue to provide stable revenue in the near future.

Development of Metaverse on Roblox

The Company is currently developing a metaverse in the Roblox environment. On July 1, 2022, the Company’s wholly-owned subsidiary, Coinllectibles Limited, entered into a technical knowhow license and servicing agreement (the “Servicing Agreement”) with Total Chase Limited (“Total Chase”), a company controlled by its major shareholder and former director, Dr. Lee. Pursuant to which the Company engaged Total Chase to develop the technical knowhow for a term of three-year. Marvel Digital AI Limited (“MDAI”), the subsidiary of Total Chase, owns several intellectual properties and provides technical development services to Total Chase. The technology we are implementing to our metaverse includes:

☐	Visual Intelligence Engine which consists of modules of face detection, image restoration and enhancement, 3D model reconstruction, feature extraction training on fingerprint model generation;

☐	Speech Recognition Engine which allows the transformation from speech to text, text to speech and natural language processing;

☐	Text Analytics Engine which consists of modules of tokenization, stemming, summarization, part-of-speech tagging, feature selection and feature extraction;

☐	Emotion Recognition Engine which consists of modules of facial expression and voice tone and tempo of AI characters;

☐	Motion Recognition Engine which consists of modules of motion detection, tracking and recognition;

☐	AI Agent Creation Engine which consists of modules of dialog, event sequences, moving path, AI agents behavior and emotion;

☐	NFT Generation and Loading Engine which allow users to facilitate creating smart contracts for NFT products, uploading metadata of objects to a file system for storage and loading objects from outside and port them into the Roblox metaverse

Under the terms of the Servicing Agreement, the Company is required to pay to Total Chase an aggregate of $50,000,000 for the development of technical knowhow. The consideration is payable in cash or cryptocurrencies. All MDAI’s proprietary items remain the sole and exclusive property of MDAI, Total Chase will grant the Company a perpetual, non-exclusive, paid-up license to use certain MDAI’s proprietary items. The Company reserves the right to terminate services in whole or in part, upon 7 days written notice to Total Chase. The foregoing description of the Servicing Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.8 to this quarterly report on Form 10-Q and incorporated herein by reference.

We intend to make the capabilities that could allow us to promote our arts and collectibles and the concept of digital ownership through the metaverse we are building.

Other Activities

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-months period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of September 30, 2022, the remaining balance for Equity Purchase from the Investor was $30,000,000.

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

On August 2, 2022, the Company entered into a Sale and Purchase Agreement with CHAN Hin Yip, pursuant to which the Company agreed to purchase approximately 58 collectible items from Mr. Chan for a purchase price of HKD 1,305,000 (approximately USD $167,308) (the “Purchase Price”), through its subsidiaries holds approximately 80% of the issued and outstanding securities of Grand Gallery Limited (“GGL”), and Mr. Chan is a director and 5% equity owner of GGL.

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

As of September 30, 2022, we had a working capital deficit of $3,605,373 and accumulated deficit of $116,680,664. As a result, our continuation as a going concern is dependent upon improving our profitability and continued financial support from our stockholders or other capital sources. Management believes that continued financial support from existing shareholders and external financing will provide the additional cash necessary to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

The foregoing description of the Consultancy Agreements with each of LUNG Yuen, CHAN Chi Keung and FU Wah are qualified in their entirety by reference to such Consultancy Agreements, which are filed as Exhibits 10.5, 10.6 and 10.7 to this Quarterly Report and incorporated herein by reference.

Comparison of the three months ended September 30, 2022 and September 30, 2021

The following table sets forth certain operational data for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three months ended September 30,
	2022	2021
Revenue:
Lending segment	$1,517,764	$1,757,531
Arts and collectibles technology (“ACT”) segment	2,493,100	524,868
Total revenue	4,010,864	2,282,399
Cost of revenue:
Lending segment	(27,046)	(7,249)
ACT segment	(311,620)	(213,484)
Gross profit	3,672,198	2,061,666
Operating expenses:
Sales and marketing	(499,464)	(94,508)
Corporate development	(510,786)	-
Technology and development	(273,839)	-
Metaverse and AI development	(5,000,000)	-
General and administrative	(4,344,801)	(4,391,148)
Loss from operations	(6,956,692)	(2,423,990)
Total other expense, net	(203,063)	(34,291)
Loss before income tax	(7,159,755)	(2,458,281)
Income tax expense	(188,878)	(163,524)

NET LOSS	$(7,348,633)	$(2,621,805)

NON-GAAP ADJUSTMENT
Non-cash consultancy expenses
Settled by shares, valued at $4 per share	85,600	-
Settled by shares, valued at $0.826 per share	1,200,000	-
Unsettled	1,415,689	-

ADJUSTED LOSS	$(4,647,344)	$(2,621,805)

Revenue. Revenue for the three months ended September 30, 2022 and 2021 was $4,010,864 and $2,282,399. The increase in revenue of approximately $1,728,465 is primarily due to the increase from the loan interest income received and sales of collectibles. During the three months ended September 30, 2022 and 2021, revenues were mainly attributable to the lending segment representing 37.8% and 77.0%, and ACT segment representing 62.2% and 23.0%, respectively.

Cost of Revenue. Cost of revenue of approximately $338,666 for the three months ended September 30, 2022 consisted primarily of interest expense and cost of collectibles. The increase in cost of revenues of approximately $117,933 from the comparable period in 2021 was mainly due to the increase in sales in ACT segment which led to the increase in cost of collectibles.

Gross Profit. We achieved a gross profit of $3,672,198 and $2,061,666 for the three months ended September 30, 2022, and 2021, respectively. The increase in gross profit for the three months ended September 30, 2022 was approximately $1,610,532, which was mainly due to the increase in gross profit is primarily attributable to an increase in our ACT segment volume.

Sales and marketing. We incurred sales and marketing expenses of $499,464 and $94,508 for the three months ended September 30, 2022, and 2021, respectively. Sales and marketing expenses consist primarily of costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses. Sales and marketing expense increased by approximately $404,956 in the three months ended September 30, 2022 from $94,508 in the same period of 2021. The increase was primarily due to the increase in non-cash consultancy expenses charged by consultants for marketing events for ACT segment amounted to $150,225.

Corporate development. We incurred corporate development expenses of $510,786 and $0 for the three months ended September 30, 2022, and 2021, respectively. Corporate development expenses consist primarily of personnel-related expenses incurred to support our corporate development. Corporate development expenses increased by approximately $510,786 in the three months ended September 30, 2022 from $0 in the same period of 2021. The increase was primarily due to the increase in non-cash consultancy expense charged by consultants for corporate and community development for ACT segment amounted to $333,225.

Technology and development. We incurred technology and development expenses of $273,839 and $0 for the three months ended September 30, 2022, and 2021, respectively. Technology and support expenses consist primarily of (i) development of the DOT (digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives. Technology and development expenses increased by approximately $273,839 in the three months ended September 30, 2022 from $0 in the same period of 2021. The increase was primarily due to the increase in non-cash consultancy fee charged by 3D technology consultants for ACT segment amounted to $45,000.

Metaverse and AI development. We incurred Metaverse and AI development expenses of $5,000,000 and $0 for the three months ended September 30, 2022, and 2021, respectively. The increase was due to the development of metaverse amounted to $5,000,000.

General and administrative. We incurred general and administrative expenses of $4,344,801 and $4,391,148 for the three months ended September 30, 2022, and 2021, respectively. General and administrative expenses consist primarily of professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. General and administrative expenses decreased by approximately $46,347 in the three months ended September 30, 2022 from $4,391,148 in the same period of 2021. The decrease was primarily due to the decrease in one-off expense including accounting expenses and legal and profession fee for the reverse takeover of the Company; partly offset by the consultancy expenses incurred amounted to $2,172,839.

Other expense, net. We incurred net other expense of $203,063 and $34,291 for the three months ended September 30, 2022 and 2021, respectively.

Income Tax Expense. Our income tax expense for the three months ended September 30, 2022 and 2021 was $188,878 and $163,524, respectively.

Net Loss. During the three months ended September 30, 2022 and 2021, we incurred a net loss of $7,348,633 and $2,621,805, respectively. The increase in net loss for the three months ended September 30, 2022 of $4,726,828 was mainly attributed from the increase in operating expenses such as non-cash consultancy expenses amounted to $2,701,289.

Comparison of the nine months ended September 30, 2022 and September 30, 2021

The following table sets forth certain operational data for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine months ended September 30,
	2022	2021
Revenue:
Lending segment	$4,833,433	$4,985,476
Arts and collectibles technology (“ACT”) segment	8,051,436	524,868
Total revenue	12,884,869	5,510,344
Cost of revenue:
Lending segment	(367,337)	(784,195)
ACT segment	(1,118,755)	(213,484)
Gross profit	11,398,777	4,512,665
Operating expenses:
Sales and marketing	(26,756,319)	(136,862)
Corporate development	(26,242,917)	-
Technology and development	(32,832,406)	-
Metaverse and AI development	(5,000,000)	-
General and administrative	(9,743,097)	(6,040,872)
Loss from operations	(89,175,962)	(1,665,069)
Total other income (expense), net	(635,547)	106,421
Loss before income tax	(89,811,509)	(1,558,648)
Income tax expense	(546,146)	(377,453)

NET LOSS	$(90,357,655)	$(1,936,101)

NON-GAAP ADJUSTMENT
Non-cash consultancy expenses
Settled by shares, valued at $4 per share	82,571,200	-
Settled by shares, valued at $0.826 per share	1,200,000	-
Unsettled	2,706,260	-

ADJUSTED LOSS	$(3,880,195)	$(1,936,101)

Revenue. Revenue for the nine months ended September 30, 2022 and 2021 was $12,884,869 and $5,510,344. The increase in revenue of approximately $7,374,525 is primarily due to the increase from the loan interest income received and sales of collectibles. During the nine months ended September 30, 2022 and 2021, revenues were mainly attributable to the lending segment representing 37.5% and 90.5%, and ACT segment representing 62.5% and 9.5%, respectively.

Cost of Revenue. Cost of revenue of approximately $1,486,092 for the nine months ended September 30, 2022 consisted primarily of interest expense and cost of collectibles. The increase in cost of revenues of approximately $488,413 from the comparable period in 2021 was mainly due to the increase in sales in ACT segment which led to the increase in cost of collectibles.

Gross Profit. We achieved a gross profit of $11,398,777 and $4,512,665 for the nine months ended September 30, 2022, and 2021, respectively. The increase in gross profit for the nine months ended September 30, 2022 was approximately $6,886,112, which was mainly due to the increase in gross profit is primarily attributable to an increase in our ACT segment volume.

Sales and marketing. We incurred sales and marketing expenses of $26,756,319 and $136,862 for the nine months ended September 30, 2022, and 2021, respectively. Sales and marketing expenses consist primarily of costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses. Sales and marketing expense increased by approximately $26,619,457 in the nine months ended September 30, 2022 from $136,862 in the same period of 2021. The increase was primarily due to the increase in non-cash consultancy expense charged by consultants for marketing events for ACT segment amounted to $25,913,695.

Corporate development. We incurred corporate development expenses of $26,242,917 and $0 for the nine months ended September 30, 2022, and 2021, respectively. Corporate development expenses consist primarily of personnel-related expenses incurred to support our corporate development. Corporate development expenses increased by approximately $26,242,917 in the nine months ended September 30, 2022 from $0 in the same period of 2021. The increase was primarily due to the increase in non-cash consultancy expense charged by consultants for corporate and community development for ACT segment amounted to $25,646,926.

Technology and development. We incurred technology and development expenses of $32,832,406 and $0 for the nine months ended September 30, 2022, and 2021, respectively. Technology and support expenses consist primarily of (i) development of the DOT (digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives. Technology and development expenses increased by approximately $32,832,406 in the nine months ended September 30, 2022 from $0 in the same period of 2021. The increase was primarily due to the increase in non-cash consultancy expense charged by 3D technology consultants for ACT segment amounted to $32,105,000.

Metaverse and AI development. We incurred Metaverse and AI development expenses of $5,000,000 and $0 for the nine months ended September 30, 2022, and 2021, respectively. The increase was due to the development of metaverse amounted to $5,000,000.

General and administrative. We incurred general and administrative expenses of $9,743,097 and $6,040,872 for the nine months ended September 30, 2022, and 2021, respectively. General and administrative expenses consist primarily of professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. General and administrative expenses increased by approximately $3,702,225 in the nine months ended September 30, 2022 from $6,040,872 in the same period of 2021. The increase was primarily due to the increase in non-cash consultancy expense amounted to $2,811,839, directors’ remuneration, and management fee charged by a related company owned by the director of the Company.

Other Income (expense), net. We incurred net other income of ($635,547) and $106,421 for the nine months ended September 30, 2022 and 2021, respectively.

Income Tax expense. Our income tax expense for the nine months ended September 30, 2022 and 2021 was $546,146 and $377,453, respectively.

Net Loss. During the nine months ended September 30, 2022 and 2021, we incurred a net loss of $90,357,655 and $1,936,101, respectively. The increase in net loss for the nine months ended September 30, 2022 of $88,421,554 was mainly attributed from the increase in operating expenses.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $1,975,047 and $1,131,128.

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

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$139,739	$(5,533,265)
Net cash provided by (used in) investing activities	28,590	(39,325)
Net cash provided by financing activities	$699,746	$7,517,013

Net Cash Provided by (Used In) Operating Activities.

For the nine months ended September 30, 2022, net cash provided by operating activities was $139,739 which consisted primarily of a net loss of $90,357,655, imputed interest expense of $714,696, amortization of $2,979,763, digital assets paid for expense of $8,029,743, shares issued for services rendered of $83,856,800, a decrease in loan interest and fee receivables of $184,327, an increase in accrued consulting and service fee of $2,642,821, an increase in accounts payables of $1,977,320 and an increase in income tax payable of $546,146; offset by digital assets received of $8,025,885, an increase in loan receivables of $1,429,750 and an increase in inventory of $975,512.

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

Net Cash Provided by (Used in) Investing Activities.

For the nine months ended September 30, 2022 and 2021, net cash provided by (used in) investment activities was $28,590 and ($39,325), respectively. The net cash provided by investing activities for the nine months ended September 30, 2022 mainly consisted of cash from acquisition of a subsidiary of $ 33,322; offset by acquisition of property and equipment of $2,858 and purchase of intangible assets of $1,874. The net cash used in investing activities for the nine months ended September 30, 2021 mainly consisted of purchase of intangible assets of $39,325.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2022, net cash provided by financing activities was $699,746 consisting of advance from related parties of $ 59,684, proceeds from loan payables of $327,110 and proceeds of convertible note payables of $312,952.

For the nine months ended September 30, 2021, net cash provided by financing activities was $7,517,013 consisting of advance from related parties of $11,146,695 and repayment of loan payable of $3,629,682.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be significantly higher than 2021. As of September 30, 2022, we had an accumulated deficit of $116,680,664. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of September 30, 2022:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	21,059,146	21,059,146	–	–	–
Tax obligation	962,391	962,391	–	–	–
Accounts payable	2,217,476	2,217,476	–	–	–
Loan payable	816,946	816,946	–	–	–
Convertible Note Payables	256,558	256,558	–	–	–
Operating lease liabilities	229,734	173,340	56,394
Other contractual liabilities (1)	3,609,480	3,609,480	–	–	–
Commercial commitments	–	–	–	–	–
Bank loan repayment	–	–	–	–	–
Total obligations	29,151,731	29,095,337	56,394	–	–

(1)	Includes all obligations included in “Accrued liabilities and other payables” and “Accrued consulting and service fee/” in current liabilities in the “Unaudited Condensed Consolidated Balance Sheets” that are contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as of September 30, 2022.

As of September 30, 2022, the Company had 800,000,000 shares of its common stock to be issued.

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

ITEM 4 Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2022, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors set forth in the Form 10-K, we include the following risk factors.

The assessment of whether the DOTS we mint are securities is based upon our internal policies and procedures that are risk-based judgments made by us and are not a legal standard nor are they binding on any regulatory body or court. Our current policy is to perform a legal analysis under the U.S. federal securities laws for each DOT that we mint to determine whether such DOT is a security. This assessment is based on fact gathering and a legal analysis that is informed by the statutory definition of a security under the U.S. federal securities laws, Supreme Court decisions applying the definition of security (e.g., SEC v. W.J. Howey Co., 328 U.S. 293 (1946) (“Howey”), Reves v. Ernst & Young (1990)), other judicial decisions applying the definition of a security, including recent court rulings pertaining to crypto assets, the FinHub Framework, and factors articulated in public communications by representatives of the SEC, no-action letters, and enforcement actions.

To help facilitate our assessment of whether a crypto asset is more or less likely to be a security, we have also developed an analytical framework using a points-based rating system centered around factual questions designed to address each of the test factors articulated in Howey: (i) whether crypto purchasers invested money; (ii) in a common enterprise; (iii) with a reasonable expectation of profit; and (iv) based on the efforts of others. As advised by FinHub in the letter to the New York State Department of Financial Services on January 27, 2020 (the “FinHub Letter”), our assessment seeks to take into account federal securities laws, factors enumerated within the FinHub Framework, case law, and other guidance, as well as our deep understanding of digital asset technologies. Our framework recognizes that, in general, the more factors that are implicated, the greater the likelihood that a crypto asset may be classified as an investment contact. We also weigh factors which we believe are more important than others in that assessment, in order to generate a scaled score. We believe this approach allows us to more methodically apply and analyze facts consistently across different assets and across the same asset over time. As indicated in the FinHub Letter, we recognize that the use of our framework or other model industry or state based frameworks or whitelists has not been endorsed by the SEC or other regulatory authorities, and recognize that the application of securities laws to the specific facts and circumstances of digital assets may be complex and subject to change, and that a listing determination by us does not guarantee any conclusion under the U.S. federal securities laws. Further, our risk-based assessment is not binding on any regulator or court.

However, if the interpretation or enforcement of the laws and regulations regarding digital assets change or if we erroneously conclude that our DOTs are not securities, our operations would likely be materially and adversely affected such that we may be unable to continue to mint DOTs or the SEC, a foreign regulatory authority, or a court determines that our DOTs constitutes a security, we could become subject to judicial or administrative sanctions for failing to offer or sell the digital asset in compliance with the registration requirements of Section 5 of the Securities Act, or for acting as a broker, dealer, or national securities exchange without appropriate registration in the future. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Users of our DOTs could also seek to rescind our sales transactions on the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease minting and selling our DOTs, which could negatively impact our business, operating results, and financial condition. If we are unable to mint our own DOTs, our results of operations and financial condition may be harmed and the value of your investment in us materially and adversely affected.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

On July 1, 2022, the Company’s wholly-owned subsidiary entered into a technical knowhow license and servicing agreement (the “Servicing Agreement”) with Total Chase Limited (“Total Chase”), a company controlled by its major shareholder and former director, Dr. Lee. Pursuant to which the Company engaged Total Chase to develop the technical knowhow for a term of three-year. Marvel Digital AI Limited (“MDAI”), the subsidiary of Total Chase, owns several intellectual properties and provides technical development services to Total Chase. The technical knowhow consists of Visual Intelligence Engine, Speech Recognition Engine, Text Analytics Engine, Emotion Recognition Engine, Motion Recognition Engine, AI Agent Creation Engine and NFT Generation and Loading Engine for development of metaverse on Roblox. Under the terms of Servicing Agreement, the Company is required to pay to Total Chase an aggregate of $50,000,000 for the development of technical knowhow. The consideration is payable in cash or cryptocurrencies. All MDAI’s proprietary items remain the sole and exclusive property of MDAI, Total Chase will grant the Company a perpetual, non-exclusive, paid-up license to use certain MDAI’s proprietary items. The Company reserves the right to terminate services in whole or in part, upon 7 days written notice to Total Chase. The foregoing description of the Servicing Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.8 to this quarterly report on Form 10-Q and incorporated herein by reference.

The Company charged all related development costs to expenses as incurred and recognized as “Metaverse and AI development expense” in the unaudited condensed consolidated statement of operations. During the nine months ended September 30, 2022, the Company incurred developmental costs of $5,000,000 and paid $2,689,000.

ITEM 6 Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock (6)
4.2	Description of Securities (3)
10.1	Technical Knowhow License & Servicing Agreement, dated July 1, 2021, by and between Coinllectibles Limited and Marvel Digital Group Limited (4)
10.2	Services Agreement, dated July 1, 2021, by and between Coinllectibles Limited and Marvel Digital Group Limited (4)
10.3	Equity Purchase Agreement, dated December 31, 2021, by and between Cosmos Group Holdings Inc. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (5)
10.4	Registration Rights Agreement, dated December 31, 2021, by and between Cosmos Group Holdings Inc., and Williamsburg Venture Holdings, LLC (5)
10.5	Consultancy Agreement, dated February 2, 2022, by and between First Technology Development Limited, a Hong Kong limited liability company, and Coinllectibles Limited, a British Virgin Islands limited liability company (6)
10.6	Consultancy Agreement, dated February 2, 2022, by and between Silver Bloom Properties Limited, a Hong Kong and Coinllectibles Limited, a British Virgin Islands limited liability company (6)
10.7	Consultancy Agreement, dated February 2, 2022, by and between Grace Time International Holdings Limited, a Hong Kong limited liability company, and Coinllectibles Limited, a British Virgin Islands limited liability company (6)
10.8	Technical Knowhow License and Servicing Agreement, Dated July 1, 2022, by and between Coinllectibles Limited, a British Virgin Islands limited liability company, and Total Chase Limited, a British Virgin Islands limited liability company*
21	Subsidiaries*
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference from our Form 10 filed with the Securities and Exchange Commission on May 23, 2017.
(2)	Incorporated by reference from our Form 10-SB filed with the Securities and Exchange Commission on January 19, 2000, under the name Interactive Marketing Technology, Inc.
(3)	Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.
(4)	Incorporated by reference to the Exhibits to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022.
(5)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2022.
(6)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS INC.

	By:	/s/ Man Chung Chan
Man Chung Chan
Chief Executive Officer, Chief Financial Officer, Secretary

Date: October 31, 2022