Form 10-K
period 2022-12-31
Cosmos Group Holdings Inc.
filed 2023-04-17
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 31, 2023
Common Stock, $0.001 par value per share	457,952,322 shares

The aggregate market value of the 148,109,730 shares of Common Stock of the registrant held by non-affiliates on June 30, 2022, based on the price at which the common stock sold on the last business day of the registrant’s second quarter, is $740,548,650.

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

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. On August 26, 2022, the China Securities Regulatory Commission, or CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination. Notwithstanding the foregoing, in the event it is later determined that the PCAOB is unable to inspect or investigate completely our auditor, then such lack of inspection could cause our securities to be delisted from the stock exchange. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act and on December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time before our Ordinary Shares may be prohibited from trading or delisted. The delisting of our Ordinary Shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. Future developments in respect of increasing U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures. While we understand that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in Mainland China, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators if there is significant change to current political arrangements between Mainland China and Hong Kong, or if any component of our auditor’s work papers become located in Mainland China in the future. Delisting of our Ordinary Shares likely would force holders of our Ordinary Shares to sell their Ordinary Shares. The market price of our Ordinary Shares could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.

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

●	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth herein.

●	We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

●	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see ’Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth herein.

●	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth herein.

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

●	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors - The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth herein.

●	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors - Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth herein.

●	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

●	The recent joint statement by the SEC and PCAOB, and the HFCAA all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth herein.

v

●	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors - Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth herein.

●	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors - We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth herein.

●	COSG is organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong, Singapore and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors - It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.” set forth herein.

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

●	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors - Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth herein.

References in this report to the “Company” and “COSG,” refer to Cosmos Group Holdings Inc., a Nevada company. References to the “Group”, “we,” “us” and “our” refer to Cosmos Group Holdings Inc and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

Cosmos Group Holdings Inc.was incorporated in the state of Nevada on August 14, 1987, under the name Shur De Cor, Inc. and engaged in developing certain mining claims. In April 1999, Shur De Cor merged with Interactive Marketing Technology, a New Jersey corporation that was engaged in the business of developing and direct marketing of consumer products. As the surviving company, Shur De Cor changed its name to Interactive Marketing Technology, Inc. Shur De Cor’s then management resigned and the management of Interactive New Jersey became the Company’s management. The prior management of Shur De Cor retained Shur De Cor’s business and assets. After that acquisition, the Company, through a wholly owned subsidiary, IMT’s Plumber, Inc., produced, marketed, and sold a licensed product called the Plumber’s Secret, which was discontinued in fiscal 2001. In May 2002, the Company ceased to actively pursue its product development and marketing business and actively sought to either acquire a third party, merge with a third party or pursue a joint venture with a third party in order to re-enter its former business of development and direct marketing of proprietary consumer products in the United States and worldwide.

On November 17, 2004, the Company acquired MPL, a company organized under the laws of the British Virgin Islands, and its subsidiaries in accordance with the terms of a Share Exchange Agreement executed by the parties (the “2004 Agreement”). In connection with the acquisition, the Company issued an aggregate of 109,623,006 shares of its common stock to Imperial International Limited, a company incorporated under the laws of the British Virgin Islands (“Imperial”), the sole shareholder of MPL, in exchange for 100% of the issued and outstanding shares of MPL capital stock (the “2004 Share Exchange”). Upon completion of the share exchange, MPL became the Company’s wholly owned subsidiary and the Company’s former owner transferred control of the Company to Imperial. The Company relied on Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Act”), in regard to the shares that the Company issued pursuant to the 2004 Share Exchange. The Company treated this transaction as a qualified “business combination” as defined by Rule 501(d). The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D promulgated under, the Act in issuing the Company’s securities.

We were incorporated in the state of Nevada on August 14, 1987, under the name Shur De Cor, Inc. and engaged in developing certain mining claims. In April 1999, Shur De Cor merged with Interactive Marketing Technology, a New Jersey corporation that was engaged in the business of developing and direct marketing of consumer products. As the surviving company, Shur De Cor changed its name to Interactive Marketing Technology, Inc. Shur De Cor’s then management resigned and the management of Interactive New Jersey became the Company’s management. The prior management of Shur De Cor retained Shur De Cor’s business and assets. After that acquisition, the Company, through a wholly owned subsidiary, IMT’s Plumber, Inc., produced, marketed, and sold a licensed product called the Plumber’s Secret, which was discontinued in fiscal 2001. In May 2002, the Company ceased to actively pursue its product development and marketing business and actively sought to either acquire a third party, merge with a third party or pursue a joint venture with a third party in order to re-enter its former business of development and direct marketing of proprietary consumer products in the United States and worldwide.

On November 17, 2004, the Company acquired MPL, a company organized under the laws of the British Virgin Islands, and its subsidiaries in accordance with the terms of a Share Exchange Agreement executed by the parties (the “2004 Agreement”). In connection with the acquisition, the Company issued an aggregate of 109,623,006 shares of its common stock to Imperial International Limited, a company incorporated under the laws of the British Virgin Islands (“Imperial”), the sole shareholder of MPL, in exchange for 100% of the issued and outstanding shares of MPL capital stock (the “2004 Share Exchange”). Upon completion of the share exchange, MPL became the Company’s wholly owned subsidiary and the Company’s former owner transferred control of the Company to Imperial. The Company relied on Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Act”), in regard to the shares that we issued pursuant to the 2004 Share Exchange. The Company treated this transaction as a qualified “business combination” as defined by Rule 501(d). The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D promulgated under, the Act in issuing the Company’s securities.

In connection with the 2004 Share Exchange, the Company: (i) changed its name from Interactive Marketing Technology, Inc. to China Artists Agency, Inc.; (ii) obtained a new stock symbol, “CAAY”, and CUSIP Number, effective on December 21, 2004; (iii) increased its authorized common stock to 200,000,000 shares; (iv) effectuated a 1 for 1.69 reverse stock split; and (v) spun off the Company’s existing business into a separate public company, All Star Marketing, Inc., a Nevada corporation (“All Star”). All Star was formed as a wholly owned subsidiary of the Company. The Spin-off was satisfied by means of a pro-rata share dividend to the Company’s shareholders of record as of December 10, 2004. The purpose of the Spin-Off was to allow the subsidiary to operate as a separate public company and raise working capital through the sale of its own equity. This allowed the Company’s management to focus on its business, while at the same time, allowing the spun-off company to have greater exposure by trading as an independent public company. Additionally, the shareholders and the market would then more easily identify the results and performance of the Company as a separate entity from that of All Star. In August 2005, the Company changed its name to China Entertainment Group, Inc. and effective August 9, 2005, obtained a new stock symbol “CGRP”, and CUSIP Number.

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

In connection with the Share Exchange, the Company entered into employment agreements with the following individuals in connection with their appointment to the offices set forth next to their names:

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

The Company ultimately exited from the AI Education business in the first quarter of 2020. As a result,

●	The Employment Agreement, dated July 19, 2019, by and between Cosmos Group Holdings Inc. and Wing Lok Jonathan So was terminated by the parties thereto effective on March 31, 2020, and Mr. Tze Wai Albert Yip resigned from his position as the Chief Financial Officer, effective on 30 April 2020.

●	Syndicate Capital (Asia) Limited returned 1,503,185 shares of the Company’s common stock (of the 2,149,293, shares previously transferred to Syndicate Capital (Asia) Limited from Koon Wing Cheung), with the balance of the 646,108 shares retained by Syndicate Capital (Asia) Limited as consideration for Mr. Tze Wai Albert Yip’s contributions to the Company.

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

On December 15, 2022, the Company entered into a Settlement Agreement with Lee Ying Chiu Herbert, our former director and current controlling shareholder (“Dr. Lee”), pursuant to which the Company and Dr. Lee agreed to settle the matter of 800,000,000 shares of common stock of the Company due to Dr. Lee (the “Unissued Securities”) pursuant to the terms of that certain Share Acquisition Agreement, dated June 17, 2021 (the “Share Acquisition Agreement”), by and among the Company, Massive Treasure Limited (“Massive Treasure”), a British Virgin Islands corporation and holding company of numerous operating subsidiaries, and the holders of ordinary shares of Massive Treasure. The Settlement Agreement was closed on December 15, 2022. Pursuant to the terms of the Settlement Agreement, the Company and Dr. Lee agreed to the following, among other things, as settlement in full of the Unissued Securities:

(1)	The Company will issue to Dr. Lee 400,000,000 shares of its common stock at a per share value of $0.001;

(2)	The Company shall cause the transfer to Dr. Lee or his designees all the assets and liabilities of following entities as such assets and liabilities are described in the financial statements of the Company as of November 30, 2022:

i)	Coinllectibles Limited, (BVI company number: 2067445), a company incorporated in the British Virgin Islands, with registered address at Mandar House, 3rd Floor, Johnson’s Ghut, Tortola, British Virgin Islands and its branch, (Singapore company registration number: T21FC0080G);

ii)	Coinllectibles (HK) Limited, (Hong Kong business registration number: 72228307), a company incorporated in Hong Kong, with registered address at 7/F, K11 Atelier Victoria Dockside, 18 Salisbury Road, Tsim Sha Tsui, Hong Kong; and

iii)	Coinllectibles Wealth Limited, (Hong Kong business registration number: 70756483), a company incorporated in Hong Kong, with registered address at 7/F, K11 Atelier Victoria Dockside, 18 Salisbury Road, Tsim Sha Tsui, Hong Kong.

(3)	The Company and Dr. Lee agreed to the allocation of certain inventories, accounts payables, and intellectual properties.

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

NFT beneficially owns Talk+, a messaging and cryptocurrency-focused mobile application which seeks to simplify the crypto usage experience by allowing users to send crypto through instant messages to other individuals. The app provided users with the ability to access their own cryptocurrencies that were obtained independent of the Company by acting as a portal. However, the app did not allow for transfer of cryptocurrencies and all cryptocurrencies accessed by the end-user remains with the end-user, and are not transferred or held by the Company at any time. We hope that the inclusion of Talk+  will enable us to attract more non-crypto native users and broaden our community reach.

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

Our Business

COSG is a Nevada holding company with operations conducted through our subsidiaries based in Singapore and Hong Kong. The Company, through its subsidiaries, is engaged in two business segments: (i) the physical arts and collectibles business, and (ii) the financing/money lending business. The Company currently does not have any customers that are from the United States or any U.S. person nor is the Company specifically targeting customers from the United States. However, the Company’s operation of an online market place for collectibles and fine art is accessible online by interested parties and may potentially be accessed by users located in the United States.

The Company’s business focused on physical artworks and collectibles, while utilizing blockchain and NFT technologies to create a documents of title and a transparent ledger for each artwork or collectible to enhance the overall experience of each collector in order to facilitate sale transaction logistics. Through our physical arts and collectibles business, we provide authentication, valuation and certification (“AVC”) service, sale and purchase, hire purchase, financing, custody, security and exhibition (“CSE”) services to art and collectibles buyers through traditional methods as well as through leveraging blockchain technology through the creation of Digital Ownership Tokens (“DOTs”). We initially intend to focus on customers located in Hong Kong and expand throughout Asia and the rest of the world.

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

We generally do not maintain custody of the DOTs or crypto assets. Where possible, we adopt a “sell then mint” process, where the DOTs are not minted unless they have been sold. This is in line with how legal documents are created where an Assignment is only drafted and signed after a sale of a property (e.g., scanned copies of an Assignment can be created in PDF form thereafter). The DOT merely a digital ownership title to a physical item. Subsequent to the transfer of Coinllectibles Limited, Coinllectibles (HK) Limited and Coinllectibles Wealth Limited to Dr. Lee pursuant to the Settlement Agreement between the Company and Dr. Lee dated December 15, 2022, the Company no longer minted any DOTs, and any DOTs sold by the Company as ownership documents in association with the underlying physical artwork or collectible are obtained from a third party.

Before the DOTs are sold, we store the underlying physical art pieces in our warehouse. We have purchased insurance that covers the art pieces stored in our warehouse. After the DOTs are sold, customers can choose to ship out the underlying art pieces or not. If customers want to ship out the art pieces, they will have to pay for the shipping and insurance fees.

The Company did not engage in the business of purchasing, holding or trading crypto currencies.  We receive fiat and cryptocurrency from the sale of art and collectibles and collection of transaction fees derived from the secondary and subsequent sales of the collectibles. During  the financial period up to the transfer of Coinllectibles Limited, Coinllectibles (HK) Limited and Coinllectibles Wealth Limited to Dr. Lee pursuant to the Settlement Agreement between the Company and Dr. Lee dated December 15, 2022, the Company accepted crypto currencies such as ETH, BNB, USDT, BUSD, MATIC and OKT. In order to minimize the risk of price fluctuation in cryptocurrency, after we receive the cryptocurrencies we will recognize the value by immediately exchange them into US dollar or stable currencies that are pegged with US dollar. Subsequent to the Settlement Agreement dated December 15, 2022, the Company only accepted stable coins such as USDT, BUSD and MATIC. For crypto-payments, in compliance with our AML Policy, we have automatically blocked off transactions from all sanctioned jurisdictions.

Meanwhile, the Company did not offer stablecoins to its customers as a product and its business remained focused on physical artworks and collectibles. The stablecoins were utilized to pay for the Company’s marketing and IT development expenses, including expenses associated with the minting process.  For the fiscal year ended December 31, 2022, crypto assets held by the Company was approximately 0.03% of its total assets.

Where possible, we disposed the crypto assets as soon as we have received them. On the rare occasion that we do have custody of these assets, we keep them in an online multi-signatory wallet in the MultiSig system we developed so that they could be listed on our platform. When these DOTs are sold, the ownership of the DOTs is transferred to the buyer. The MultiSig system is developed internally by our Company for the purpose of holding DOTs in a multi-signatory wallet where multiple wallet holders , instead of a single wallet holder, are needed to approve any transaction. During the financial reporting period, there were only 6 wallet holders who had access to the multi-signatory wallet and at least 3 wallet holders’ approvals are required to process transactions. This reduced the risk of losing DOT from the loss or destruction of a single private key of the wallet, and the risk of DOT being stolen or destroyed by a single wallet holder.

The Company’s Talk+ messaging app was developed to assist end-users who were not familiar with cryptocurrencies. The app provided users with the ability to access their own cryptocurrencies that were obtained independent of the Company by acting as a portal. However, the app did not allow for transfer of cryptocurrencies and all cryptocurrencies accessed by the end-user remains with the end-user, and are not transferred or held by the Company at any time.

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

Our corporate organization chart as at December 31, 2022 is below:

Cosmos Group Holdings Inc. ("COSG")
Group Chart
(As at February 25, 2023)

COSG
(Nevada)
(US OTC)
100%
Massive Treasure Limited
(BVI)
100%
Phoenix Waters Group Limited
(BVI)
51%
Phoenix Waters Production (HK) Limited
(HK)
51%
NFT Limited
(BVI)
100%
Grandway Worldwide Holding Limited
(BVI)
100%
Grand Town Development Limited
(HK)
100%
Coinllectibles Private Limited
(SG)
80%
Grand Gallery Limited
(HK)
100%
Coinllectibles DeFi Limited
(HK)
100%
Healthy Finance Limited
(HK)
100%
8M Limited
(HK)
100%
Dragon Group Mortgage Limited
(HK)
100%
E-on Finance Limited
(HK)
100%
Lee Kee Finance Limited
(HK)
100%
Rich Finance (Hong Kong) Limited
(HK)
100%
Long Journey Finance Limited
(HK)
100%
Star Credit Limited
(HK)
100%
Vaav Limited
(HK)

Note 1: In May 2021, Massive Treasure entered into a Share Swap Letter Agreement (the “100% Share Swap Letter”) with the shareholders of each of E-on Finance Limited (“E-on”) and 8M Limited (“8M”) to acquire 100% of each of E-on and 8M for 20,110,604 and 10,055,302 shares of common stock of COSG respectively based upon the closing price of the common stock of COSG as of the date of signing of the 100% Share Swap Letter and determined in accordance with the terms of the 100% Share Swap Letter on the date. The acquisition of E-on and 8M consummated in May 2021. Thereon, COSG issued 10,256,409 shares and 5,128,204 shares to the shareholders of E-on and 8M respectively. COSG is obligated to issue 9,854,195 and 4,927,098 shares on the first anniversary of the closing of the acquisition to the former shareholders of E-on and 8M respectively, subject to certain clawback provisions. E-on and 8M are obligated to meet certain financial milestones in each of the two year anniversaries following the closing. Failure to meet such milestones will result in a clawback of the shares issued to the former shareholders. On the second anniversary of the closing, if E-on or 8M exceeds the aggregate financial milestone set for the two years, the former shareholders thereof shall be entitled to additional shares of COSG as determined in accordance with the 100% Share Swap Letter.

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

On December 15, 2022, the Company entered into a Settlement Agreement with Lee Ying Chiu Herbert, our former director and current controlling shareholder (“Dr. Lee”), pursuant to which the Company and Dr. Lee agreed to settle the matter of Unissued Securities due to Dr. Lee the Share Acquisition Agreement, by and among the Company, Massive Treasure, and the holders of ordinary shares of Massive Treasure. The Settlement Agreement was closed on December 15, 2022. Pursuant to the terms of the Settlement Agreement, amongst others, the Company agreed to transfer to Dr. Lee or his designees all the assets and liabilities, as described in the financial statements of the Company as of November 30, 2022, of the following entities: Coinllectibles Limited, Coinllectibles (HK) Limited and Coinllectibles Wealth Limited.

COSG is a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Cosmos Group Holdings Inc. and its Hong Kong subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission (“CSRC”), or Cybersecurity Administration Committee (“CAC”), to operate or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we (the parent company and our subsidiaries) may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions would likely change the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Relating to Doing Business in Hong Kong.”

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

COSG is organized under the laws of the State of Nevada as a holding company that conducts its business through number of subsidiaries organized under the laws of foreign jurisdictions such as Singapore, Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

Market Overview

According to The Art Basel and UBS Global Art Market Report 2021, the global arts market annual transactional volume is estimated to be $50.1 billion for 2020. According to Forbes, the global collectibles market reached $370 billion in 2016. Reuters reported that the collectible NFT market is approximately $13.7 million in the first half of 2020. Our DOT builds on top of the blockchain NFT technologies as the underlying technology infrastructure, even though we are still in the early stages in adoption of our DOTs, the trading volume of NFTs as reported by Reuters for the first half of 2021 has already reached approximately at $2.5 billion. Building on top of the blockchain NFT technologies, we believe DOTs have the potential to be as revolutionary and widely adopted as the internet. The unique properties of DOTs position them as a digital alternative to representing ownership of art and collectible pieces. We expect the DOT ecosystem to expand into the mainstream of art community around the world in the coming decades. The Company does not have any customers that are from the United States or any U.S. person nor is the Company specifically targeting customers from the United States. However, the Company’s operation of an online market place for collectibles and fine art is accessible online by interested parties and may potentially be accessed by users located in the United States.

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

The metadata of an NFT allows very little information to be included. Generally, NFTs may contain a link to where an image is stored, while bundling terms and conditions governing the image, which are not incorporated in the NFT itself. During the financial period, the Company engaged an alternative approach of embedding  link points to a permanent web page on the blockchain which not only included the image but also all the terms and conditions governing the image or other asset. Everything on this permanent web page became part of the DOT.

With this method, not only the DOT is immutable by nature, the information pointed by the link in metadata of the DOT cannot be changed as well since it is also saved in a decentralized storage system. The cost involved include (1) drafting and preparing the legal documents for the ownership title, (2) the 3D scanning of the item which takes between 2-3 days to be scanned and rendered, (3) the taking of the high quality images for each of the item, (4) the training of the AI recognition file which takes between 3-5 days, (5) obtaining an valuation report from the independent appraiser, (6) creating a permanent web page and uploading the information onto the blockchain, and (7) minting the DOT onto the blockchain

We used NFT technology to create our DOTs so that we can enhance the way people collect artwork. Each piece will be minted into an individual DOT with the list of items embedded. During the financial period, our DOTs were minted on the Binance Smart Chain and the Polygon Chain. We chose these two blockchains based on the criteria of (i) fees, (ii) carbon footprint, and (iii) marketplaces. Binance Smart Chain has higher fees and carbon footprint than Polygon but caters to a different market segment, which is the market that is familiar with the Binance ecosystem. We used them when we needed to access the market segment that Binance Smart Chain targets and Polygon Chain does not target. Polygon Chain had lower fees and carbon footprint as compared to Binance Smart Chain and was accepted by many marketplaces. We minted approximately 0%and 0% of our DOTs on the Polygon Chain for the year ended December 31, 2021 and six months ended June 30, 2022. For the year ended Dec 31, 2022, we minted approximately 24% of our DOTs on the Polygon Chain. The DOT merely a digital ownership title to a physical item. Subsequent to the transfer of Coinllectibles Limited, Coinllectibles (HK) Limited and Coinllectibles Wealth Limited to Dr. Lee pursuant to the Settlement Agreement between the Company and Dr. Lee dated December 15, 2022, the Company no longer minted any DOTs, and any DOTs sold by the Company as ownership documents in association with the underlying physical artwork or collectible are obtained from a third party.

The DOTs are intended to provide assurance on the authenticity of art or collectible pieces as well as act as a record of ownership transfers using blockchain technology to establish provenance of the piece. We believe this type of DOT would address some of the key challenges collectors presently face with arts and collectibles. The DOTs were not sold as separate products but instead represented ownership title to the physical artwork on our platform in order to facilitate transaction logistics.

We generally do not maintain custody of the DOTs or crypto assets. Where possible, we adopt a “sell then mint” process, where the DOTs are not minted unless they have been sold. This is in line with how legal documents are created where an Assignment is only drafted and signed after a sale of a property (e.g., scanned copies of an Assignment can be created in PDF form thereafter). The DOT merely a digital ownership title to a physical item.

Before the DOTs are sold, we store the underlying physical art pieces in our warehouse. We have purchased insurance that covers the art pieces stored in our warehouse. After the DOTs are sold, customers can choose to ship out the underlying art pieces or not. If customers want to ship out the art pieces, they will have to pay for the shipping and insurance fees.

The Company did not engage in the business of purchasing, holding or trading crypto currencies.  We receive fiat and cryptocurrency from the sale of art and collectibles and collection of transaction fees derived from the secondary and subsequent sales of the collectibles. During  the financial period up to the transfer of Coinllectibles Limited, Coinllectibles (HK) Limited and Coinllectibles Wealth Limited to Dr. Lee pursuant to the Settlement Agreement between the Company and Dr. Lee dated December 15, 2022, the Company accepted crypto currencies such as ETH, BNB, USDT, BUSD, MATIC and OKT. In order to minimize the risk of price fluctuation in cryptocurrency, after we receive the cryptocurrencies we will recognize the value by immediately exchange them into US dollar or stable currencies that are pegged with US dollar. Subsequent to the Settlement Agreement dated December 15, 2022, the Company only accepted stable coins such as USDT, BUSD and MATIC. For crypto-payments, in compliance with our AML Policy, we have automatically blocked off transactions from all sanctioned jurisdictions.

Meanwhile, the Company did not offer stablecoins to its customers as a product and its business remained focused on physical artworks and collectibles. The stablecoins were utilized to pay for the Company’s marketing and IT development expenses, including expenses associated with the minting process.  For the fiscal year ended December 31, 2021, crypto assets held by the Company was approximately 0.03% of its total assets.

Where possible, we disposed the crypto assets as soon as we have received them. On the rare occasion that we do have custody of these assets, we keep them in an online multi-signatory wallet in the MultiSig system we developed so that they could be listed on our platform. When these DOTs are sold, the ownership of the DOTs is transferred to the buyer. The MultiSig system is developed internally by our Company for the purpose of holding DOTs in a multi-signatory wallet where multiple wallet holders , instead of a single wallet holder, are needed to approve any transaction. During the financial reporting period, there were only 6 wallet holders who had access to the multi-signatory wallet and at least 3 wallet holders’ approvals are required to process transactions. This reduced the risk of losing DOT from the loss or destruction of a single private key of the wallet, and the risk of DOT being stolen or destroyed by a single wallet holder.

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

For Coinllectibles to be able to digitize the art and collectible pieces using blockchain technology, Coinllectibles first purchase the pieces from its current owner. Coinllectibles then charge the owner a fee for digitizing the pieces. Once the pieces are minted into DOTs, we work with our partner channels to distribute and sell the DOTs.

Hire Purchase Services; Financing

We can facilitate the purchase of arts and collectibles by offering certain of our buyers the option of taking possession of the arts and collectibles while paying on an installment basis through [*]. Prior to receipt of full payment, ownership of the arts and collectibles will remain with Coinllectibles. Once the buyer makes the last payment, the ownership of the arts and collectibles will transfer to the buyer once full payment has been received. During the financial period, no such transaction occurred, and the aggregate amount of installment loans amount outstanding for the years ended December 31, 2021 and for the six months ended June 30, 2022 is nil and nil, respectively. In the event that it did occur, the ownership of the artwork would have transferred upon purchase. We would take collateral over the artwork for the loan, in the form of a pledge, a charge, or a hypothecation, in the same way that the collateral is taken over other assets.

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

A bailment contract (the “Contract”) is embedded into the metadata of our DOT (digital ownership token), which sets out the specific terms under which we hold the physical artwork on behalf of the owner of the DOT. As part of the bailment terms, given that ownership of the physical artwork has already been transferred to the DOT owner, the responsibility for obtaining insurance will be also be transferred to the DOT owner.

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

Salient terms of the Contract are extracted below:

Commencement and duration

- the terms and bailment of the Good under the Terms shall commence on the Commencement Date and shall continue for the storage period.

Appointment of the Provider

- The Customer shall appoint Coinllectibles Private Limited or its subsidiary or holding company or subsidiary of such holding company or affiliate (the “Provider”), and the Provide shall provide the storage services including services which are incidental or ancillary to such services (the “Services”) to the Customer on a non-exclusive basis pursuant to the terms of the contract.

Provider’s rights

-the Provider may at its discretion sub-contract the safe keeping and storage of the Goods to a third party.

-the Provider may at its discretion exhibit or display the Goods and/or part with possession of the Goods to a third party for the purpose of exhibiting or displaying the Goods and shall be entitled to any revenues generated from that.

Facility

- The Provider shall provide the Facility.

Handling of Goods

- the Provider may use such method for the storage and handling of the Goods as it requires in its absolute discretion considers appropriate having regard to the nature and condition of the Goods as made known by the Customer to the Provider; and

- the Provider shall have a discretion as to where in the Facility it shall store the Goods and it may, without notice to the Customer but at the Provider’s expense, move the Goods from one part of the Facility to another part of the Facility.

Removal of Goods

- Subject to the payment clause of the contract, the Customer, or its agents and representatives, shall remove all the Goods from the custody or control of the Provider by the Storage Expiration Date.

-If the Customer fails to remove any of the Goods by the Storage Expiration Date, the Provider shall be entitled to sell or otherwise dispose of all or some of the Goods which have not been removed by the Storage Expiration Date, at the Customer’s expense and risk and shall deduct all amounts due to the Provider from the Customer under the Terms and the expenses incurred by the Provider in relation to or in connection with the Goods. The Provider shall not be liable for the adequacy or amount of the price obtained for the sale or for any loss arising from such sale or such disposal of the Goods.

- The Provider may at the Customer’s expense, remove or, if it thinks fit, destroy any Goods which in its reasonable opinion are or have become Dangerous Goods.

Charges

- Customer shall pay the charges set out in a schedule of the contract.

- All Charges are stated exclusive of the Applicable Taxes which shall be paid by the Customer at the rate and from time to time in the manner prescribed by law.

- The Charges exclude the following which shall be payable by the Customer monthly in arrears, following submission of an appropriate invoice:

(a) the cost of hotel, subsistence, travelling and any other ancillary expenses reasonably incurred by the individuals whom the Provider engages in connection with the Services; and

(b) the cost to the Provider of any materials or services procured by the Provider from third parties for the provision of the Services as such items and their cost are set out in schedule of the contract.

Payment

- The Customer shall pay the Charges to the Provider when removing the Goods or on the Storage Expiration Date, whichever is earlier.

- The Provider shall have a general and particular lien on the Goods in its possession as security for payment of all sums claimed by the Provider from the Customer. The Charges shall continue to accrue on any Goods detained under lien. If an amount is not paid when due, the Provider may sell or otherwise dispose of some or all of the Goods in its possession, at the Customer’s expense and risk, and shall deduct all amounts due to the Provider and the expenses incurred by the Provider in relation to or in connection with the Goods. The Provider shall not be liable for the price obtained for the sale or disposal of the Goods.

- The Provider’s right to sell or otherwise dispose of the Goods in the clause above shall arise immediately upon any sum becoming due.

- Each party may at any time, after giving notice to the other party, set off any liability owed by the other party to it against any liability owed by it to the other party, whether either liability is present or future, liquidated or unliquidated, and whether or not either liability arises under the Terms. If the liabilities to be set off are expressed in different currencies, the party setting off may convert either liability at a market rate of exchange for the purpose of set-off. Any exercise by a party of its rights under this clause shall not limit or affect any other rights or remedies available to it under the Terms or otherwise.

Risk and damage to the Goods

- The Goods shall remain at the Customer’s risk at all times.

Limitation of liability

- The Customer is responsible for making its own arrangements for the insurance of any excess loss.

Governing Law

-The Terms and any dispute or claim (including non-contractual disputes or claims) arising out of or in connection with it or its subject matter or formation shall be governed by and construed in accordance with the law of Singapore.

Jurisdiction

-Each party irrevocably agrees that the courts of Singapore shall have exclusive jurisdiction to settle any dispute or claim (including non-contractual disputes or claims) arising out of or in connection with the Terms or its subject matter or formation.”

Because ownership of the artwork has been transferred at purchase, the owner has the responsibility to purchase their own insurance. We intend to offer services to display artworks at galleries and exhibitions. Depending on the bailment terms, we may need  approval from the owner and may have to share any income from such displays. The costs of exhibiting the artworks would include the insurance fee that covers the transportation, storage and exhibition of the artwork, the transportation fee for shipping the artwork, the storage fee for keeping the artworks in a secured location, and the rent of the venue

Our Distribution Channels

Our subsidiary, Coinllectibles Private Limited have or expect to distribute and sell our DOTs through the following channels:

●	Traditional sales channels: Institutions and wealthy individuals who may be prospective art and collectibles purchasers.

●	Auction houses such as Spink & Sons, that have an existing pool of prospective collectors. We will explore opportunities to collaborate with reputable auction houses, such as Christie’s, Sotheby’s and Macey & Son.

●	Our metaverse platform (MetaMall) – coinllectibles.art allows collectors to efficiently buy and sell Fusion DOTs using fiat and cryptocurrency acting as an e-commerce platform. We recognize that there are distinct groups of crypto natives and non-crypto natives who share the same interest in acquiring collectibles. To make their experience more seamless and user-friendly, we work with various crypto exchanges to accept their currencies as payment for the Fusion DOTs collectibles. For crypto-payments, in compliance with our AML Policy, we have automatically blocked off transactions from all sanctioned jurisdictions. In addition, we have also set up a payment gateway which accepts credit / debit card payments for the same purpose. Any prospective purchaser wishing to make a purchase through MetaMall with payment via credit card will enable us to identify the buyer and in turn such transactions would undergo all relevant AML and KYC procedure with partnering banks and card scheme operators. Subsequent to the Settlement Agreement dated December 15, 2022, the Company only accepted stable coins such as USDT, BUSD and MATIC. Please also see “PRC Regulation Relating to Crypto Assets” on page 24 for more information.

We define the metaverse as the a multitude of universes which is comprising of our real physical world and multiple virtual environments and how an individual interacts between them. Hence, to us, we already live in the metaverse. We believe our DOT is a fundamental component of the metaverse, since it not only provides immutable and traceable records through the use of blockchain technology, but it also contains legal documents to protect the rights of its owner. Our MetaMall is an e-commerce platform that is a part of the metaverse. Asset owners can list their assets in the form of DOTs while buyers can make the purchase. MetaMall provides a platform for users to trade their assets with an immutable track record in the metaverse.

We will continue to enhance over time the shopping experience on our e-commerce platform through 3D, AR, VR and other technologies available to us from time to time.

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

Pricing determination

Pricing of our products and services is based on our operating costs, volume of product / service, fees charged by strategic partners and suppliers, market condition and competition. Our subsidiaries, Grand Town Limited and Coinllectibles Private Limited also participate in a profit-sharing arrangement with our joint venture partners in which we have pre-set mechanism. Based on the above factors and conditions, we may evaluate and adjust our pricing from time to time.

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

Our Business Plan

On October 22, 2021, Massive Treasure, a subsidiary of Cosmos Group Holdings Inc., acquired 51% of NFT Limited (“NFT”) through the issuance of 2,350,229 shares of common stock of the Company. NFT beneficially owns Talk+, a messaging and cryptocurrency-focused mobile application which seeks to simplify the crypto usage experience by allowing users to send crypto through instant messages to other individuals. The app provided users with the ability to access their own cryptocurrencies that were obtained independent of the Company by acting as a portal. However, the app did not allow for transfer of cryptocurrencies and all cryptocurrencies accessed by the end-user remains with the end-user, and are not transferred or held by the Company at any time. We hope that the inclusion of Talk+ will enable us to attract more non-crypto native users and broaden our community reach.

In late December 2021, Coinllectibles Private Limited, launched our metaverse platform (“MetaMall”), which we believe is an important step to further engage with our growing community of collectors and partners. Our MetaMall will feature pieces from an increasing range of artists and sportsmen. We hope to bring more limited-edition collectibles to more people through MetaMall. We define the metaverse as a multitude of universes which is comprising of our real physical world and multiple virtual environments and how an individual interacts between them. Hence, to us, we already live in the metaverse. We believe our DOT is a fundamental component of the metaverse, since it not only provides immutable and traceable records through the use of blockchain technology, but it also contains legal documents to protect the rights of its owner. Our MetaMall is an e-commerce platform that is a part of the metaverse. Asset owners can list their assets in the form of DOTs while buyers can make the purchase. MetaMall provides a platform for users to trade their assets with an immutable track record in the metaverse. We will continue to enhance over time the shopping experience on our e-commerce platform through 3D, AR, VR and other technologies available to us from time to time.

We believe that our DOTs will bridge the virtual and physical world in art and collectible ownership and enjoyment. Our DOT is a virtual token that represents the ownership of an asset and is the foundation of Coinllectibles™️ metaverse that Coinllectibles™️ defines as a multiverse where the real world interacts seamlessly with the emerging virtual dimensions.

In late January 2022, Coinllectibles Private Limited partnered with Spink & Sons, an art auction house, on its inaugural DOT offering, where we created a hybrid- DOT to a physical collectible piece.  We intend to pursue additional similar partnership opportunities in the future.

On February 10, 2022, Coinllectibles Private Limited consummated the acquisition of 80% of the issued and outstanding securities of Grand Gallery Limited, a Hong Kong limited liability company engaged in the business of selling traditional art and collectible pieces, through the issuance of 153,060 shares of our common stock, at a valuation of $4.00 per share. We believe that this acquisition will strengthen our DOT business by expanding our access to buyers of arts and collectibles.

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

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

COMPETITION

We operate in a highly specialized area that is evolving very quickly with rapid developments. Currently there is no direct competitors in the market as we operate in a niche and specialized area of the market. However, we foresee that our eventual competitors would be leading arts and collectible sellers such as Christie’s and Sotheby’s which may offer substantially the same or similar service offerings as us. Auction houses have a well-established customer base and brand name, but they have not developed sophisticated technology to transform their business into the blockchain NFT technology area. We believe the principal competitive factors in our market include the following:

●	breadth of artist and collectibles base;

●	sophistication of proprietary technologies;

●	excellence in legal expertise; and

●	strength and recognition of our brand.

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

United States of America

Regulation of Cryptocurrency and Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital assets networks, digital assets users and the digital assets exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital assets transactions or requirements for businesses engaged in digital assets activity.

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect the Bitcoin network, the digital assets markets, and their users, particularly digital assets exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, on May 21, 2021, minutes of the meeting of the Financial Stability and Development Committee of the State Council of the People’s Republic of China were published, at which, as part of an effort to prevent and control financial risks, restrictions on digital assets mining and trading activity were discussed. On May 18, 2021, certain influential trade bodies, including the China Banking Association, the Payment and Clearing Association of China, and the National internet Finance Association of China, issued a statement instructing their members not to provide virtual currency-related trading or payments services, or the exchange of virtual currencies for China’s renminbi, among others, to their customers. In 2017, the People’s Bank of China and other Chinese financial regulators issued an announcement prohibiting token issuances such as initial coin offerings, and imposing restrictions on virtual currency exchange platforms and financial institutions and non-bank payment institutions in connection with token-related activity. There have been reports over the years that Chinese regulators have taken action to shut down a number of China-based virtual currency exchanges. On March 5, 2020, South Korea voted to amend its Financial Information Act to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. These measures also provide the South Korean government with the authority to close virtual currency exchanges that do not comply with specified processes. The South Korean government previously banned initial coin offerings. Similarly, in April 2018, the Reserve Bank of India banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. On March 5, 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India has challenged this ruling. The laws, regulations or directives of authorities in jurisdictions worldwide may conflict with those of the United States and may negatively impact the acceptance of or demand for digital assets by users, merchants and service providers, may impede the growth or continued operation of the global digital assets economy or digital assets mining, or may otherwise negatively affect the value of digital assets.

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

Furthermore, Circular 19 stipulates that foreign-invested enterprises shall make bona fide use of their capital for their own needs within their business scopes. The capital of a foreign-invested enterprise and the Renminbi it obtained from foreign exchange settlement shall not be used for the following purposes:

●	directly or indirectly used for expenses beyond its business scope or prohibited by relevant laws or regulations;

●	directly or indirectly used for investment in securities unless otherwise provided by relevant laws or regulations;

●	directly or indirectly used for entrusted loan in Renminbi (unless within its permitted scope of business), repayment of inter-company loans (including advances by a third party) or repayment of bank loans in Renminbi that have been sub-lent to a third party; or

●	directly or indirectly used for expenses related to the purchase of real estate that is not for self-use (except for foreign-invested real estate enterprises).

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

Our PRC subsidiaries’ distributions to their offshore parents are required to comply with the requirements as described above.

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

PRC Regulation Relating to Crypto Assets

Since 2013, the Chinese government has issued several regulations and statements aimed at regulating cryptocurrencies. These regulations include cracking down on illegal activities related to cryptocurrencies and strengthening the regulation of financial activities related to virtual currencies in mainland China, hence, the company does not do business in mainland China.

In December 03, 2013, the People’s Bank of China and four other departments jointly issued the “Notice on Guarding Against Bitcoin Risks, (the “Notice on Guarding Against Bitcoin Risks”) which became effective on the same day. The Notice on Guarding Against Bitcoin Risks clarified that Bitcoin is a virtual commodity rather than legal tender and established a legal boundary for financial and payment institutions conducting Bitcoin-related business.

In September 04, 2017, the People’s Bank of China and six other departments jointly issued the “Announcement on Preventing Token Fundraising Risks”(the “Announcement on Preventing Token Fundraising Risks”) ,which became on effective same day. The Announcement on Preventing Token Fundraising Risks declares initial coin offerings (ICOs) to be unauthorized and illegal fundraising activities. Token trading platforms are prohibited from providing pricing, information agency or other services for tokens or “virtual currencies.”

In September 15, 2021, the People’s Bank of China and nine other ministries and commissions issued the “Notice on Further Preventing and Dealing with Speculation Risks in Virtual Currency Trading,” (the “Notice”), which came into effect on the same day. The Notice states that virtual currencies do not have the same legal status as legal tender and that the business activities related to virtual currencies are illegal financial activities in mainland China. The Notice also highlighted the legal risks of participating in virtual currency investment and trading activities, stating that investments that go against public order and good morals are null and void, and losses incurred are to be borne by the concerned legal person, unincorporated organization, or natural person.

In April 13, 2022, the National Internet Finance Association of China, China Banking Association, and Securities Association of China jointly issued the “Initiative on Preventing the Financial Risks Concerning NFT” (the “Initiative”), which came into effect on the same day. The Initiative recognizes the digital creative work attribute of NFT products and their potential value in enriching the digital economy model and promoting the development of the cultural and creative industries. The Initiative also clarifies that transactions involving NFT products are protected and recognized while protecting consumer rights and promoting rational consumption. The Initiative strictly prohibits the financialization and securitization of NFT and does not allow the use of Bitcoin, Ethereum, Tether, or other virtual currencies as valuation and settlement tools for the issuance and trading of NFT. While the Initiative does not have the force of law, the initiators of the Initiative are competent authorities of the industry, reflecting regulatory attitudes and legislative trends to some extent.

Subject to the laws and regulations of the PRC, individuals in China are not prohibited from purchasing NFTs and physical artworks by using payment methods such as cash, credit cards and other payment methods accepted by overseas NFT exchanges or physical artwork sellers, excluding virtual currencies. Relevant laws and regulations in PRC include the Foreign Exchange Control Regulations of the PRC, the Administrative Measures on Individual Foreign Exchange and the Implementation Regulations for the Administrative Measures on Individual Foreign Exchange (the “Implementing Regulations”).

Under the Implementing Regulations, the sale of foreign currency by individuals and the purchase of foreign currency domestically are subject to annual quota management, with an annual quota of US$50,000 per person. Transactions in excess of this annual quota require valid identification and documentary evidence to be processed through a bank. In addition, the “Application Form for Individual Purchase of Foreign Exchange” attached to the “Notice by the State Administration of Foreign Exchange on Further Facilitation of Individual Foreign Exchange Business Under The Current Account” stipulates that foreign exchange obtained through individual purchase and sale shall not be used for capital items that are not permitted and shall not be used to investment in securities, purchase of life insurance, investment of return on with-profits insurance, purchase of overseas houses, etc. It is also forbidden to engage in illegal activities such as money laundering, gambling, tax evasion or the underground movement of money.

According to the Notice of the State Administration of Foreign Exchange on the Management of Foreign Currency Bank Cards, which was issued by the State Administration of Foreign Exchange and came into effective November 01,2010, the overseas merchants that can be purchased with domestic bank cards include three categories of completely prohibited, limited in amount, and completely open. The completely prohibited merchants are prohibited to make transactions by the cardholders. For the limited in amount merchants, a single payment payable by the cardholder is limited to US$5,000 or less, with the exception of Financial Institutions – Over-the-Counter Services and Financial Services – ATM Services. There is no limit on payments made to the completely open merchants, including shopping, dining, accommodation, transportation, communication, medical care and education and other normal consumer payments. Commercial photography, art, and graphics are included in the “Limited in Amount” category and art dealers and galleries are included in the “completely Open” category, referring to the Annex I: Merchant Category Codes for the Use of Domestic Bank Cards outside China. Moreover, it should be noted that the State Administration of Foreign Exchange has implemented the Notice on Reporting Information, which requires all domestic financial institutions that issue bank cards, such as debit cards and credit cards, to report to the State Administration of Foreign Exchange any single consumption transaction of RMB 1,000 or more (excluding) that takes place at physical or online merchants outside the PRC, effective from 1 September 2017.

In light of the above, Chinese nationals are restricted from trading crypto in the PRC. This restriction applies to all online transactions around the world. However, the PRC supports the responsible implementation of NFT and blockchain technology to real world applications, and Management strongly believes the Company’s DOTs are one of such real-world applications.

It should also be noted that the restrictions above do not apply offshore, and the Company’s customer base has not been focused on PRC customers. In the rare occasion that we have such a customer, Metamall allows for payment via credit cards. The Company believes any such aforementioned restrictions will not impact our sales the Company’s sales.

ENFORCEABILITY OF CIVIL LIABILITIES

COSG is organized under the laws of the State of Nevada as a holding company that conducts its business through number of subsidiaries organized under the laws of foreign jurisdictions such as Singapore, Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

A substantial portion of our assets are located in Hong Kong. Meanwhile, our current directors and officers are Hong Kong / Australian / New Zealand residents with substantial portions of their assets located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce judgments obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It will also be costlier and time-consuming for the investors to effect service of process outside the United States, or to enforce judgments obtained from the U.S. courts in the courts of the jurisdictions where our directors and officers reside. For example, to enforce a foreign judgment in Hong Kong, you will be required to apply to the Hong Kong High Court to enforce a foreign judgment (the “Application”) for which you will be required to engage a local counsel to facilitate or prepare the Application alongside the various supporting documentations for the Application. After which, you will be required to go through the standard litigation process to sue on the judgment as a debt. In addition, a judgment of a United States court for civil liabilities predicated upon the federal securities laws of the United States may also not be enforceable in or recognized by the courts of the jurisdictions where our directors and officers reside. As such, you may encounter difficulties to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

Further, insofar as PRC factor may be concerned, there is uncertainty as to whether the People’s Republic of China (the “PRC”) courts would (i) entertain original actions brought in the PRC against us or our directors or officers based on the securities laws of the United States or any state in the United States or (ii) recognize or enforce judgments of the courts of the United States obtained against us or our directors or officers based on the civil liability provisions of the securities laws of the United States or any state in the United States. To this end, we note that none of our directors or officers are Chinese nationals nor does the company hold any assets and/or host any operations within the PRC. PRC courts may therefore come to the view there is no locus.

Under the “one country, two systems” principle, the Hong Kong Special Administrative Region (SAR) has an independent judiciary that operates separately from the courts in mainland China. The courts of Hong Kong have jurisdiction over all cases that arise within its territory, including civil and criminal cases, as well as cases related to the interpretation of the Basic Law.

Where PRC law does apply however, in order to enforce a foreign judgment in accordance with the laws and regulations of the PRC, certain criteria must be met as stipulated by the PRC Civil Procedure Law and other related laws and regulations. These criteria include, but are not limited to: (i) the judgment being sought for recognition must be a final and valid judgment or decree issued by a foreign court; (ii) the court that rendered the judgment or decree must have jurisdiction over the case under the applicable foreign law; (iii) the proceedings of the foreign court must have been fair and lawful under the applicable foreign law, including effective service on the defendant and giving the defendant an opportunity to be heard; (iv) there must be no conflicting interests in the case; (v) the requested court must not be conducting an ongoing trial between the same parties on the same subject matter or have already rendered an effective judgment, nor must it have recognized a judgment rendered by a third country in the case; (vi) there must be a treaty relationship or reciprocity between the two countries for the mutual recognition and enforcement of judgments in civil and commercial matters; and (vii) the recognition and enforcement of the judgment must not violate the fundamental principles of the laws of the PRC or the sovereignty, security, or public interests of the PRC.

As of the date of this Report, there are no existing treaties or written arrangements between the PRC and the United States for the mutual recognition and enforcement of foreign judgments. Furthermore, under the PRC Civil Procedure Law, a foreign judgment against us, our directors, or officers cannot be enforced by PRC courts if the court finds that it violates the fundamental principles of PRC laws or national sovereignty, security, or public interests. This raises uncertainty about whether and under what circumstances a PRC court would enforce a judgment issued by a court in the United States or the Cayman Islands. In addition, due to our incorporation under the laws of the Cayman Islands, it would be difficult for U.S. shareholders to bring a lawsuit against us in China under PRC laws. The PRC Civil Procedure Law and related laws and regulations require a connection to the PRC to establish jurisdiction, which may be challenging for U.S. shareholders to establish based solely on their ownership of our shares.

See the Risk Factor- “It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders” on page 40 for more information.

INSURANCE

We maintain certain insurance in accordance customary industry practices in Hong Kong. Insurance will be bought on individual pieces that are valued at US$ 2 million and above, based on the valuation provided by our independent third party appraisers.

REPORTS TO SECURITY HOLDERS

Upon the effective date of this Registration Statement, we will become subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and accordingly, will file current and periodic reports, proxy statements and other information with the Securities and Exchange Commission, or the Commission. Information that the Company previously publicly disclosed was made through the OTC Disclosure and News Service and are available on the OTC Markets Group’s website at www.otcmarkets.com. With respect to disclosures filed or furnished to the Commission, you may obtain copies of our prior and future reports from the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or on the SEC’s website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The SEC and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security. Though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given digital asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.

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

Subsequent to the transfer of Coinllectibles Limited, Coinllectibles (HK) Limited and Coinllectibles Wealth Limited to Dr. Lee pursuant to the Settlement Agreement between the Company and Dr. Lee dated December 15, 2022, the Company no longer minted any DOTs, and any DOTs sold by the Company as ownership documents in association with the underlying physical artwork or collectible are obtained from a third party.

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

Subsequent to the transfer of Coinllectibles Limited, Coinllectibles (HK) Limited and Coinllectibles Wealth Limited to Dr. Lee pursuant to the Settlement Agreement between the Company and Dr. Lee dated December 15, 2022, the Company no longer minted any DOTs, and any DOTs sold by the Company as ownership documents in association with the underlying physical artwork or collectible are obtained from a third party.

There are material risks and uncertainties associated with custodians of DOTs

The Company uses its multiple custodian system to hold DOTs for its business line. Such custodians may or may not be subject to regulation by U.S. state or federal or non-U.S. governmental agencies or other regulatory or self-regulatory organizations. The Company could have a high concentration of its DOTs in one location or with one custodian, which may be prone to losses arising out of hacking, loss of passwords, compromised access credentials, malware or cyberattacks. Custodians may not indemnify us against any losses of DOTs. The Company may also incur costs related to maintenance of the custodian system. Any security breach, incurred cost or loss of DOTs associated with the use of a custodian could (as with any asset of any company) materially and/or adversely affect our trading execution, the value of our and the value of any investment in our common shares. Furthermore, there is, and is likely to continue to be, uncertainty as to how U.S. and non-U.S. laws will be applied with respect to custody of DOTs held on behalf of clients. For example, if a DOT is, for whatever reason deemed as a form of security (which is unlikely as a DOT is merely a digital copy of a contract) U.S.- regulated investment advisers may (though most unlikely) be required to keep client “funds and securities” with a “qualified custodian”; there remain numerous questions about how to interpret and apply this rule, and how to identify a “qualified custodian” of, DOTs, which are obviously kept in a different way from the traditional securities with respect to which such rules were written. The uncertainty and potential difficulties associated with this question and related questions could materially and adversely affect our ability to continuously develop and launch our business lines. Any security breach, incurred cost or loss of DOTs associated with the use of a custodian could materially and adversely affect the execution of hedging ETPs, the value of the Company’s assets and the value of any investment in the Common Shares.

The loss or destruction of more than half of the private keys required to access a digital asset may be irreversible and, as a result, the Company’s loss of access to its private keys or its experience of a data loss relating to its DOTs may adversely affect the Company’s business, financial condition and results of operations.

DOTs are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the DOTs are held. The Company is required by the operation of blockchain networks to publish the public key relating to a digital wallet in use when it first verifies a spending transaction from that digital wallet and disseminates such information into the respective network. The Company safeguards and keeps private the private keys relating to its DOTs by using its system where multiple wallet holders, instead of a single wallet holder, are needed to approve any transaction. To the extent more than a half of private keys are lost, destroyed or otherwise compromised and no backup of the private keys is accessible, the Company will be unable to access the DOTs held by them and the private keys will not be capable of being restored by the respective blockchain network. Any loss of private keys relating to digital wallets used to store the Company’s DOTs may adversely affect the Company’s business, financial condition and results of operations.

The DOT transactions relating to the digital contracts underlying the fine arts and collectibles are irrevocable, and stolen or incorrectly transferred DOTs may be irretrievable and, as a result, any incorrectly executed DOT transactions may adversely affect the Company’s business, financial condition and results of operations.

Although the Company’s transfers of DOTs will regularly be made to or from various parties, it is possible that, through computer or human error, or through theft or criminal action, the Company’s DOTs could be transferred in incorrect amounts or to unauthorized third parties. To the extent that the Company is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Company’s DOTs through error or theft, the Company will be unable to revert or otherwise recover incorrectly transferred DOTs in the absence of relevant Court Order from a competent judicial body. To the extent that the Company is unable to seek redress for such error or theft, such loss may adversely affect the Company’s business, financial condition and results of operations.

The limited rights of legal recourse against the Company, and the Company’s lack of insurance protection, exposes the Company and its stockholders to the risk of loss of its DOTs for which no person is liable.

While the physical art pieces and collectibles stored in the Company’s warehouse are insured, the DOTs on the blockchain held by the Company may not be insured. Therefore, a loss may be suffered with respect to the Company’s DOTs which is not covered by insurance and for which no person is liable in damages, which may adversely affect the Company’s business, financial condition and results of operations.

That having been said, please note that the physical art pieces are stored in the Company’s warehouse and such art pieces are insured. The theoratical theft of a DOT (which is the same as stealing a PDF copy of a contract) does not mean that there will be any adverse effect to the physical goods. Theoretically, if a DOT is indeed obtained by illegal means, the mal-actor will have to go to the Courts to enforce the legal rights under the DOT upon which bonafide owners to the physical art pieces can assert their rights accordingly.

The Company may not have adequate sources of recovery if its DOTs are lost, stolen or destroyed.

If the Company’s DOTs are lost, stolen or destroyed under circumstances rendering a party liable to the Company, the responsible party may not have the financial resources sufficient to satisfy its claim. For example, as to a particular event of loss, the only source of recovery for the Company might be limited, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim by the Company.

DOTs held by the Company are not subject to FDIC or SIPC protections.

The Company does not hold its DOTs with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, its DOTs are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

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

We are also subject to other risks and uncertainties that affect many other businesses, including:

●	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
●	the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;
●	the impact of any international conflicts on the U.S. and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
●	any impacts on our business resulting from new domestic or international government laws and regulation;
●	market acceptance of our new service and growth initiatives;
●	the impact of technology developments on our operations and on demand for our services;
●	governmental under-investment in transportation infrastructure, which could increase our costs and adversely impact our service levels due to traffic congestion or sub-optimal routing of our vehicles;
●	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
●	availability of financing on terms acceptable to our ability to maintain our current credit ratings, especially given the capital intensity of our operations;
●	the impact of cyberattacks and security breaches on our platform, our crypto wallets or our third-party partners;
●	any impacts on our crypto assets or customer assets due to the improper treatment of the crypto wallets, or the failure of the crypto storage system on our platform or our third-party partners;
●	changes in market sentiments towards digital assets and crypto;
●	the impact on our business due to the system failure of our platform or our third-party partners;
●	any impacts on the value of our crypto assets resulting from the volatile changes in crypto prices;
●	our ability to attract, maintain, and grow our customer base and engage our customers;
●	pricing for our products and services;
●	our ability to diversify and grow our services revenue;
●	changes in macroeconomic conditions, political and legal environments;
●	adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;
●	our ability to attract and retain talent; and
●	our ability to compete with our competitors.

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

We conduct our operations and generate our revenue in Hong Kong. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market-oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case.  Our interests may be adversely affected by changes in policies by the PRC government, including:

●	changes in laws, regulations or their interpretation;
●	confiscatory taxation;
●	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;
●	expropriation or nationalization of private enterprises; and
●	the allocation of resources.

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

On August 26, 2022, the China Securities Regulatory Commission, or CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC.

On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination. Notwithstanding the foregoing, in the event it is later determined that the PCAOB is unable to inspect or investigate completely our auditor, then such lack of inspection could cause our securities to be delisted from the stock exchange.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act and on December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time before our Ordinary Shares may be prohibited from trading or delisted.

The delisting of our Ordinary Shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. Future developments in respect of increasing U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

While we understand that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in Mainland China, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators if there is significant change to current political arrangements between Mainland China and Hong Kong, or if any component of our auditor’s work papers become located in Mainland China in the future. Delisting of our Ordinary Shares likely would force holders of our Ordinary Shares to sell their Ordinary Shares. The market price of our Ordinary Shares could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.

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

COSG is organized under the laws of the State of Nevada as a holding company that conducts its business through number of subsidiaries organized under the laws of foreign jurisdictions such as Singapore, Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

A substantial portion of our assets are located in Hong Kong. Meanwhile, our current directors and officers are Hong Kong / Australian / New Zealand residents with substantial portions of their assets located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce judgments obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It will also be costlier and time-consuming for the investors to effect service of process outside the United States, or to enforce judgments obtained from the U.S. courts in the courts of the jurisdictions where our directors and officers reside. For example, to enforce a foreign judgment in Hong Kong, you will be required to apply to the Hong Kong High Court to enforce a foreign judgment (the “Application”) for which you will be required to engage a local counsel to facilitate or prepare the Application alongside the various supporting documentations for the Application. After which, you will be required to go through the standard litigation process to sue on the judgment as a debt. In addition, a judgment of a United States court for civil liabilities predicated upon the federal securities laws of the United States may also not be enforceable in or recognized by the courts of the jurisdictions where our directors and officers reside. As such, you may encounter difficulties to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

Further, insofar as PRC factor may be concerned, there is uncertainty as to whether the PRC courts would (i) entertain original actions brought in the PRC against us or our directors or officers based on the securities laws of the United States or any state in the United States or (ii) recognize or enforce judgments of the courts of the United States obtained against us or our directors or officers based on the civil liability provisions of the securities laws of the United States or any state in the United States. To this end, we note that none of our directors or officers are Chinese nationals nor does the company hold any assets and/or host any operations within the PRC. PRC courts may therefore come to the view there is no locus.

Under the “one country, two systems” principle, the Hong Kong Special Administrative Region (SAR) has an independent judiciary that operates separately from the courts in mainland China. The courts of Hong Kong have jurisdiction over all cases that arise within its territory, including civil and criminal cases, as well as cases related to the interpretation of the Basic Law.

Where PRC law does apply however, in order to enforce a foreign judgment in accordance with the laws and regulations of the PRC, certain criteria must be met as stipulated by the PRC Civil Procedure Law and other related laws and regulations. These criteria include, but are not limited to: (i) the judgment being sought for recognition must be a final and valid judgment or decree issued by a foreign court; (ii) the court that rendered the judgment or decree must have jurisdiction over the case under the applicable foreign law; (iii) the proceedings of the foreign court must have been fair and lawful under the applicable foreign law, including effective service on the defendant and giving the defendant an opportunity to be heard; (iv) there must be no conflicting interests in the case; (v) the requested court must not be conducting an ongoing trial between the same parties on the same subject matter or have already rendered an effective judgment, nor must it have recognized a judgment rendered by a third country in the case; (vi) there must be a treaty relationship or reciprocity between the two countries for the mutual recognition and enforcement of judgments in civil and commercial matters; and (vii) the recognition and enforcement of the judgment must not violate the fundamental principles of the laws of the PRC or the sovereignty, security, or public interests of the PRC.

As of the date of this Report, there are no existing treaties or written arrangements between the PRC and the United States for the mutual recognition and enforcement of foreign judgments. Furthermore, under the PRC Civil Procedure Law, a foreign judgment against us, our directors, or officers cannot be enforced by PRC courts if the court finds that it violates the fundamental principles of PRC laws or national sovereignty, security, or public interests. This raises uncertainty about whether and under what circumstances a PRC court would enforce a judgment issued by a court in the United States or the Cayman Islands. In addition, due to our incorporation under the laws of the Cayman Islands, it would be difficult for U.S. shareholders to bring a lawsuit against us in China under PRC laws. The PRC Civil Procedure Law and related laws and regulations require a connection to the PRC to establish jurisdiction, which may be challenging for U.S. shareholders to establish based solely on their ownership of our shares.

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

Under U.S. federal securities legislation, our common stock will constitute “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Under NASDAQ stock exchange rule 5615(c)(1), a “controlled company” is defined as a “company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company.” As of the date of this report, Lee Ying Chiu Herbert beneficially owns 172,190,485 shares of our common stock, or approximately 48.05% of our issued and outstanding shares of common stock. Dr. Lee is entitled to an additional  800,000,000 shares of our common stock in connection with our acquisition of Massive Treasure. After the issuance of the 800,000,000 shares of common stock, Dr. Lee will beneficially own in excess of 83.93% of our issued and outstanding shares of our common stock. As a result, Dr. Lee will have significant influence to:

●	Elect or defeat the election of our directors;
●	Amend or prevent amendment of our articles of incorporation or bylaws;
●	Effect or prevent a merger, sale of assets or other corporate transaction; and
●	Affect the outcome of any other matter submitted to the stockholders for vote.

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

The Company does not intend to seek registration or qualification of its shares of common stock the subject of this offering in any State or territory of the United States. Aside from a “secondary trading” exemption, other exemptions under state law and the laws of US territories may be available to purchasers of the shares of common stock sold in this offering,

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.

Though not now, in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

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

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

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

The market prices for our securities may be volatile and may fluctuate substantially due to many factors, including:

●	market conditions in the business marketing services and digital assets services sectors or the economy as a whole;
●	price and volume fluctuations in the overall stock market;
●	announcements of the introduction of new products and services by us or our competitors;
●	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
●	deviations in our operating results from the estimates of securities analysts or other analyst comments;
●	additions or departures of key personnel;
●	legislation, including measures affecting e-commerce or infrastructure development; and
●	development concerning current or future strategic collaborations.

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

(d) Equity Compensation Plan Information

None.

(e) Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are at a development stage company and reported a continuous loss of $104,142,179 for the year ended December 31, 2022. We had current assets of $20,185,073 and current liabilities of $32,692,591 as of December 31, 2022. As of December 31, 2021, our current assets and current liabilities were $23,981,701 and $22,748,075, respectively.

Our financial statements for the years ended December 31, 2022 and 2021 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations.

Comparison of the fiscal years ended December 31, 2022 and 2020

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended December 31,
	2022	2021
Revenues:
Lending segment	$6,550,670	$6,413,284
Arts and collectibles technology (“ACT”) segment	14,059,050	3,645,265
Total revenue	20,609,720	10,058,549
Cost of revenue:
Lending segment	(405,972)	(733,937)
ACT segment	(3,019,794)	(1,020,704)
Total cost of revenue	(3,425,766)	(1,754,641)
Gross profit	17,183,954	8,303,908
Operating expenses:
Sales and marketing	(27,371,549)	(1,680,536)
Technology and support	(43,301,993)	(9,222,103)
Corporate development	(26,898,128)	(5,418,075)
General and administrative expenses	(16,651,966)	(16,077,156)
Loss from operations	(114,223,636)	(24,093,962)
Other income (expense), net	(6,786,680)	(621,180)
Loss before income taxes	(103,826,362)	(24,715,142)
Income tax expense	(299,714)	(434,257
Net loss	$(104,126,076)	$(25,149,399

Revenue and Cost of Revenue

For the years ended December 31, 2022 and 2021, there was no single customer whose revenue exceeded 10% of the revenue.

	Year Ended December 31, 2022
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$6,550,670	$-	$6,550,670
Arts and collectibles technology income	-	14,059,050	14,059,050
Total revenue, net	6,550,670	14,059,050	20,609,720

Cost of revenue:
Interest expense	(405,972)	-	(405,972)
Arts and collectibles technology expense	-	(3,019,794)	(3,019,794)
Total cost of revenue	(405,972)	(3,019,794)	(3,425,766)

Gross profit	6,144,698	11,039,256	17,183,954

	Year Ended December 31, 2021
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$6,413,284	$-	$6,413,284
Arts and collectibles technology income	-	3,645,265	3,645,265
Total revenue, net	6,413,284	3,645,265	10,058,549

Cost of revenue:
Interest expense	(733,937)	-	(733,937)
Arts and collectibles technology expense	-	(1,020,704)	(1,020,704)
Total cost of revenue	(733,937)	(1,020,704)	(1,754,641)

Gross profit	5,679,347	2,624,561	8,303,908

Revenue of approximately $20,609,720 and $10,058,549 for the years ended December 31, 2022 and 2021, respectively, increased by $10,551,171, or 104.9%. The breakdown of revenue is summarized as follows:-

	Years ended December 31,
	2022	2021

Interest income	$6,550,670	$6,413,284
ACT income:
- Sale of arts and collectibles products	5,508,675	2,049,956
- Transaction fee income and others	8,550,375	1,595,309
	14,059,050	3,645,265

	$20,609,720	$10,058,549

The increase in revenue is attributable to the rapid growth in Arts and collectibles technology business.

Cost of revenue of approximately $3,425,766 and $1,754,641 for the years ended December 31, 2022 and 2021, respectively, consisted primarily of interest expense and cost of purchasing collectibles, in line with sales growth

Gross Profit

We achieved a gross profit of $17,183,954 and $8,303,908 for the years ended December 31, 2022 and 2021, respectively. The increase in gross profit is mainly attributable to an increase in our ACT volume.

Sales and Marketing Expenses

Sales and marketing expenses of $27,371,549 and $1,680,536 for the year ended December 31, 2022 and 2021, respectively, primarily include costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses.

Technology and support Expenses

Technology and support expenses of $43,301,993 and $9,222,103 for the year ended December 31, 2022 and 2021, respectively, including (i) development of the DOT(digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives.

Corporate Development Expenses

Corporate development expenses of $26,898,128 and $5,418,075 for the year ended December 31, 2022 and 2021, respectively, primarily include personnel-related expenses incurred to support our corporate development.

General and Administrative Expenses (“G&A”)

General and administrative expenses of $16,651,966 and $16,077,156 for the year ended December 31, 2022 and 2021, respectively. These expenses primarily include professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. G&A expenses increased by approximately $574,810 in the year ended December 31, 2022 from $16,077,156 for the same period of 2021.

Income Tax Expense

We incurred income tax expense of $299,714 during the year ended December 31, 2022.

We incurred income tax expense of $434,257 during the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022 and December 31, 2021, we had cash and cash equivalents of $2,468,828 and $1,131,128.

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

	Years Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$2,956,351	$(4,881,128)
Net cash provided by (used in) investing activities	1,000,911	(2,044,551)
Net cash (used in) provided by financing activities	$(2,391,447)	$7,187,734

Net Cash Provided by (Used In) Operating Activities.

For the year ended December 31, 2022, net cash provided by operating activities was $2,956,351, which consisted primarily of a net loss of $104,142,179, depreciation of property an equipment of $7,540, amortization of intangible assets of $3,931,641, imputed interest expense of $949,790, digital assets paid for expense of $29,607,771, impairment loss on digital assets of $12,633, impairment loss on goodwill of $816,263, shares issued for services rendered of $86,572,168, loss on disposal of subsidiaries of $4,479,998 and loss on closure of Phoenix subsidiaries of $649,856, decrease in loan receivables of $642,598, loan interest receivables of $124,499, inventories of $938,151, an increase in accounts payables of $2,141,273, accrued consulting service fee of $5,769,457, produced content cost $53,895, income tax payable of $299,714, offset by increase in prepayment and other receivables of $545, Right-of-use assets and operating lease liabilities of $35,860 and decrease in accrued liabilities and other payables of $362,793.

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

Net Cash Provided by (Used In) Investing Activities.

The net cash provided by investing activities of $1,000,911 for the year ended December 31, 2022 mainly consisted of cash from acquisition of non-controlling interest of $1,005,654 and offset by payment to acquire property and equipment of $2,859 and purchase of intangible assets of $1,884.

The net cash used in investing activities of $2,044,551 for the year ended December 31, 2021 mainly consisted of purchase of intangible assets of $2,039,270.

Net Cash (Used In) Provided By Financing Activities.

For the year ended December 31, 2022, net cash used in financing activities was $2,391,447 consisting primarily of proceeds from loan payable of $1,333,700 and proceeds from convertible note payables of $412,783 and offset by repayment to related parties of $4,137,930.

For the year ended December 31, 2021, net cash provided by financing activities was $7,187,734 consisting of advance from related parties of $11,444,456 and repayment of loan payable of $4,256,722.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be significantly higher than 2022. As of December 31, 2022, we had an accumulated deficit of $130,571,682. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of December 31, 2022:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Commercial commitments			–	–	–
Operating lease obligations	166,525	136,800	29,725	–	–
Total obligations	166,525	136,800	29,725	–	–

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

●	Use of estimates and assumptions

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

●	Revenue recognition

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

Lending Business

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong. During the years ended December 31, 2022 and 2021, the Company originated loans generally ranging from $644 to $579,000, with terms ranging from 1 week to 120 months. The Company mainly derives a portion of its revenue from loan which is specifically excluded from the scope of this standard, that is, interest on loan receivable is accrued monthly and credited to income as earned.

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

Recently adopted accounting pronouncements

On October 28, 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 amends Accounting Standards Codification 805 (“ASC 805”) to require acquiring entities to apply Topic 606 - Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities in a business combination. The Company early adopted the standard on January 1, 2022. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

On March 31, 2022, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 121 (“SAB 121”). SAB 121 sets out interpretive guidance from the staff of the SEC regarding the accounting for obligations to safeguard crypto assets that an entity holds for its customers. Safeguarding is defined as taking actions to secure customer crypto assets and the associated cryptographic key information and protecting them from loss, theft, or other misuse. The guidance requires an entity to recognize a liability for the obligation to safeguard the users’ assets, and recognize an associated asset for the crypto assets safeguarded. Both the liability and asset should be measured initially and subsequently at the fair value of the crypto assets being safeguarded. The guidance also requires additional disclosures related to the nature and amount of crypto assets that the entity is responsible for holding for its customers, with separate disclosure for each significant crypto asset, and the vulnerabilities the entity has due to any concentration in such activities. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Accounting pronouncements pending adoption

On June 30, 2022, FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. The standard requires specific disclosures related to equity securities that are subject to contractual sale restrictions, including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on the Company’s consolidated financial statements.

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

COSMOS GROUP HOLDINGS INC.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$2,468,828	$1,131,128
Digital assets	-	35,451
Loan receivables, net	15,309,939	19,052,594
Loan interest and fee receivables, net	358,872	483,371
Inventories	1,164,887	2,103,038
Prepayments and other receivables	721,602	877,802
Right-of-use assets, net	160,945	298,317

Total current assets	20,185,073	23,981,701

Non-current assets:
Property and equipment, net	57,087	59,270
Intangible assets	13,339,427	18,554,389
Loan receivables, net	3,100,057	-

TOTAL ASSETS	$36,681,644	$42,595,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,381,429	$240,156
Accrued liabilities and other payables	465,890	399,968
Accrued consulting and service fee	2,851,719	-
Loan payables	1,823,536	489,836
Amounts due to related parties	23,931,078	20,954,836
Income tax payable	719,081	431,463
Operating lease liabilities	136,800	231,816
Convertible note payables	383,058	-

Total current liabilities	32,692,591	22,748,075

Non-current liabilities:
Operating lease liabilities	29,725	78,216

TOTAL LIABILITIES	32,722,316	22,826,291

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 500,000,000 shares authorized; 358,067,481 and 333,910,484 issued and outstanding as of December 31, 2022 and 2021	454,398	358,067
Common stock to be issued	400,000	806,321
Additional paid-in capital	133,659,075	44,930,337
Accumulated other comprehensive loss	11,545	(7,588)
Accumulated deficit	(130,555,579)	(26,436,477)
Stockholders’ equity attributable to COSG Group Holdings Inc.	3,969,439	19,650,660
Noncontrolling interest	(10,111)	118,409
Stockholders’ equity	3,959,328	19,769,069

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,681,644	$42,595,360

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2022	2021

Revenues:
Interest income	$6,550,670	$6,413,284
Interest expense	(405,972)	(733,937)
Net interest income	6,144,698	5,679,347

Arts and collectibles technology income	14,059,050	3,645,265
	20,203,748	9,324,612

Cost of revenue:
Arts and collectibles technology expense	(3,019,794)	(1,020,704)

Gross profit	17,183,954	8,303,908

Operating expenses:
Sales and marketing	(27,371,549)	(1,680,536)
Corporate development	(26,898,128)	(5,418,075)
Technology and development	(43,301,993)	(9,222,103)
General and administrative	(16,651,966)	(16,077,156)
Total operating expenses	(114,223,636)	(32,397,870)

LOSS FROM OPERATION	(97,039,682)	(24,093,962)

Other income (expense):		-
Interest income	1,224	133
Convertible notes interest expense	(5,143)	-
Gain from the sale of digital assets	181	29,766
Impairment loss on digital assets	(12,633)	(39,916)
Impairment loss on goodwill	(816,263)	-
Imputed interest expense	(949,790)	(620,508)
Loan interest expense	(1,360)	-
Loss on disposal of subsidiaries	(5,129,854)	-
Recovery from bad debts	-	4,166
Sundry income	126,958	5,179
Total other expense, net	(6,786,680)	(621,180)

LOSS BEFORE INCOME TAXES	(103,826,362)	(24,715,142)

Income tax expense	(299,714)	(434,257)

NET LOSS	$(104,126,076)	$(25,149,399)

Net loss attributable to noncontrolling interest	(6,974)	(119,813)
Net loss attributable to common shareholders	(104,119,102)	(25,029,586)

Other comprehensive income (loss):
– Foreign currency adjustment income (loss)	19,133	(2,214)

COMPREHENSIVE LOSS	$(104,099,969)	$(25,031,800)

Net loss per share – Basic and Diluted	$(0.28)	$(0.07)

Weighted average common shares outstanding:
– Basic and Diluted	374,086,727	340,448,988

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(104,126,076)	$(25,149,399)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	7,540	29,401
Amortization of intangible assets	3,931,641	829,575
Imputed interest expense	949,790	620,508
Revenue received by digital assets (non-cash)	(30,005,442)	(3,277,589)
Expense settled by digital assets (non-cash)	29,607,771	3,231,988
Impairment loss on digital assets	12,633	39,916
Impairment loss on goodwill	816,263	-
Loss on the sale of digital assets	(181)	(29,766)
Stock-based compensation	-	25,290,203
Shares issued for services rendered	86,572,168	-
Loss on disposal of subsidiaries	5,129,854	-
Loss on write-off property and equipment	-	166,302
Cost of inventories (non-cash)	-	476,903

Change in operating assets and liabilities:
Loan receivables	642,598	(6,910,730)
Loan interest receivables	124,499	118,903
Inventories	938,151	(894,091)
Prepayments and other receivables	(545)	(175,765)
Accounts payables	2,141,273	240,156
Accrued liabilities and other payables	(362,792)	66,385
Accrued consulting and service fee	5,769,457	-
Right-of-use assets and operating lease liabilities	(35,860)	11,715
Produced content cost	543,895	-
Income tax payable	299,714	434,257
Net cash provided by (used in) operating activities	2,956,351	(4,881,128)

Cash flows from investing activities:
Payment to acquire property and equipment	(2,859)	(5,281)
Purchase of intangible assets	(1,884)	(2,039,270)
Cash from acquisition of non-controlling interest	1,005,654	-
Net cash provided by (used in) investing activities	1,000,911	(2,044,551)

Cash flows from financing activities:
Proceeds from (repayment to) loan payable	1,333,700	(4,256,722)
(Repayment to) advances from related parties	(4,137,930)	11,444,456
Proceeds from convertible note payables	412,783	-
Net cash (used in) provided by financing activities	(2,391,447)	7,187,734

Foreign currency translation adjustment	(228,115)	95,692

Net change in cash and cash equivalents	1,337,700	357,747

BEGINNING OF YEAR	1,131,128	773,381

END OF YEAR	$2,468,828	$1,131,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	-	-
Cash paid for interest	$405,972	$733,937

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for the acquisition of intangible assets	$21,845,128	$17,344,690

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common stock	Additional	Accumulated other	(Accumulated losses)	Non-	Total stockholders
	No. of shares	Amount	to be issued	paid-in capital	comprehensive loss	retained earnings	controlling interest	(deficit) equity

Balance as of January 1, 2021	333,910,484	$333,911	$800,000	$-	$(5,374)	$(1,379,358)	$237,590	$(13,231)

Shares issued for acquisition of legal acquirer	21,536,933	21,536	-	395,516	(1,436)	(421,613)	-	(5,997)
Recapitalization of legal acquirer	-	-	-	(395,516)	1,436	394,080	-	-
Foreign currency translation adjustment	-	-	-	-	(2,214)	-	632	(1,582)
Shares issued for inventories purchased from related party	269,835	270	-	1,685,580	-	-	-	1,685,850
Shares issued for service rendered	-	-	6,321	25,283,882	-	-	-	25,290,203
Shares issued for purchase of intangible assets	2,350,229	2,350	-	17,342,340	-	-	-	17,344,690
Imputed interest on related party loans	-	-	-	618,535	-	-	-	618,535
Net loss for the year	-	-	-	-	-	(25,029,586)	(119,813)	(25,149,399)

Balance as of December 31, 2021	358,067,481	$358,067	$806,321	$44,930,337	$(7,588)	$(26,436,477)	$118,409	$19,769,069

Imputed interest on related party loans	-	-	-	713,167	-	-	-	713,167
Commitment Share issued for private placement	100,000	100	-	(100)	-	-	-	-
Shares cancelled	-	-	(400,000)	400,000	-	-	-	-
Share issued for service rendered	73,694,483	73,695	(6,321)	86,504,796	-	-	-	86,572,166
Share issued for the acquisition of noncontrolling interest	22,536,179	22,536	-	1,110,875	-	-	(121,560)	1,011,851
Foreign currency translation adjustment	-	-	-	-	19,133	-	14	19,147
Net loss for the year	-	-	-	-	-	(104,119,102)	(6,974)	(104,126,076)

Balance as of December 31, 2022	454,398,143	$454,398	$400,000	$133,659,075	$11,545	$(130,555,579)	$10,111	$3,959,328

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

On December 15, 2022, the Company entered into a Settlement Agreement with Lee Ying Chiu Herbert, the former director and current controlling shareholder (“Dr. Lee”), pursuant to which the Company and Dr. Lee agreed to settle the matter of 800,000,000 shares of common stock of the Company due to Dr. Lee (the “Unissued Securities”) pursuant to the terms of that certain Share Acquisition Agreement, dated June 17, 2021 (the “Share Acquisition Agreement”), by and among the Company and its subsidiary, Massive Treasure Limited (“Massive Treasure”), a British Virgin Islands corporation and holding company of numerous operating subsidiaries, and the holders of ordinary shares of Massive Treasure. Pursuant to the terms of the Settlement Agreement, the Company and Dr. Lee agreed to the following, among other things, as settlement in full of the Unissued Securities:

(1)	The Company will only issue to Dr. Lee 400,000,000 shares of its common stock at a per share value of $0.001;

(2)	The Company shall cause the transfer to Dr. Lee or his designees all the assets and liabilities of following entities as such assets and liabilities are described in the financial statements of the Company as of November 30, 2022:

i)	Coinllectibles Limited, (BVI company number: 2067445), a company incorporated in the British Virgin Islands, with registered address at Mandar House, 3rd Floor, Johnson’s Ghut, Tortola, British Virgin Islands and its branch, (Singapore company registration number: T21FC0080G);

ii)	Coinllectibles (HK) Limited, (Hong Kong business registration number: 72228307), a company incorporated in Hong Kong, with registered address at 7/F, K11 Atelier Victoria Dockside, 18 Salisbury Road, Tsim Sha Tsui, Hong Kong; and

iii)	Coinllectibles Wealth Limited, (Hong Kong business registration number: 70756483), a company incorporated in Hong Kong, with registered address at 7/F, K11 Atelier Victoria Dockside, 18 Salisbury Road, Tsim Sha Tsui, Hong Kong

(collectively, the “Disposal Group”).

(3)	The Company and Dr. Lee agreed to the allocation of certain inventories, accounts payables, and intellectual properties.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Description of subsidiaries

Company name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

Massive Treasure Limited	BVI, limited liability company	Investment holding	50,000 ordinary shares with a par value of US$1 each	100%

Coinllectibles (HK) Limited (Note 3)	Hong Kong, limited liability company	Corporate management in Hong Kong	1,000 ordinary shares for HK$1,000	100%

Coinllectibles Wealth Limited (Note 3)	Hong Kong, limited liability company	Corporate management in Hong Kong	1 ordinary share for HK$1	100%

Coinllectibles DeFi Limited	Hong Kong, limited liability company	Financing service management in Hong Kong	10,000 ordinary shares for HK$10,000	100%

Coinllectibles Private Limited	Singapore, limited liability company	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

Coinllectibles Limited (Note 3)	BVI, limited liability company	Procurement of art and collectibles in Singapore	1,000 ordinary shares with a par value of US$1 each	100%

Healthy Finance Limited (Note 2)	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

8M Limited (Note 1)	Hong Kong, limited liability company	Money lending service in Hong Kong	10 ordinary shares for HK$10	100%

Dragon Group Mortgage Limited (Note 2)	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

E-on Finance Limited (Note 1)	Hong Kong, limited liability company	Money lending service in Hong Kong	2 ordinary shares for HK$2	100%

Lee Kee Finance Limited (Note 2)	Hong Kong, limited liability company	Money lending service in Hong Kong	920,000 ordinary shares for HK$920,000	51%

Rich Finance (Hong Kong) Limited (Note 2)	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

Long Journey Finance Limited (Note 2)	Hong Kong, limited liability company	Money lending service in Hong Kong	100 ordinary shares for HK$100	51%

Vaav Limited (Note 2)	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

Star Credit Limited (Note 2)	Hong Kong, limited liability company	Money lending service in Hong Kong	1,000,000 ordinary shares for HK$1,000,000	51%

NFT Limited	BVI, limited liability company	Procurement of intangible assets in Hong Kong	10,000 ordinary shares with a par value of US$1 each	51%

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Note 1:  In May 2022, Massive Treasure entered into a Share Swap Letter Agreement (the “100% Share Swap Letter”) with the shareholders of each of E-on Finance Limited (“E-on”) and 8M Limited (“8M”) to acquire 100% of each of E-on and 8M for 20,110,604 and 10,055,302 shares of common stock of COSG respectively based upon the closing price of the common stock of COSG as of the date of signing of the 100% Share Swap Letter and determined in accordance with the terms of the 100% Share Swap Letter on the date. The acquisition of E-on and 8M consummated in May 2022. Thereon, COSG issued 10,256,409 shares and 5,128,204 shares to the shareholders of E-on and 8M respectively.

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

Note 2:  In May and June 2022, Massive Treasure entered into a Share Swap Letter Agreement (the “51% Share Swap Letter”) with the shareholders of each of the entities to acquire 51% of the issued and outstanding securities of the entities for an aggregate amount of 23,589,736 shares of COSG’s common stock as set forth below (the “First Tranche Shares”), based upon the closing price of the common stock of COSG as of the date of signing the 51% Share Swap Letter and determined in accordance with the terms of the 51% Share Swap Letter. The acquisition of the entities consummated in May and June 2022. Thereon, COSG issued the First Tranche Shares.

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

Note 3: Pursuant to the terms of the Settlement Agreement, the ownership of these entities will be transferred to Dr. Lee at their carrying value on December 15, 2022.

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the year include the goodwill, impairment loss on digital assets, valuation and useful lives of intangible assets and property and equipment and deferred tax valuation allowance.

●	Basis of consolidation

The consolidated financial statements include the accounts of COSG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with Accounting Standard Codification (“ASC”) 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

●	Business combination

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill to reporting units based on the expected benefit from the business combination. Allocation of purchase consideration to identifiable assets and liabilities affects the amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

●	Segment reporting

ASC 280, Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. Currently, the Company operates in two reportable operating segments in Hong Kong and Singapore.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists and the costs associated with token minting for collectible pieces. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from December 31, 2022.

●	Digital assets

The Company’s digital assets mainly represent the cryptocurrencies held in its e-wallet. The Company accounts for its digital assets in accordance with ASC 350, General Intangibles Other Than Goodwill (“ASC 350”).

Digital Assets held by the Company are included in current assets in the consolidated balance sheets, as follows:-

Cryptocurrencies
-	Tether	USDT
-	Okipad	OKI
-	Ethereum	ETH
-	Binance Coin	BNB
-	Binance USD	BUSD
-	Colligo Token	COTK
-	Polygon	MATIC

Due to the lack of authoritative GAAP guidance, the Company has determined its Digital Assets to be akin to intangible assets and are accounted in such manner. As intangible assets, Digital Assets are initially measured at cost. Since there is no limit on the useful life of the Company’s cryptocurrency coins and tokens, they are classified as indefinite-lived intangible assets.

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

Indefinite-lived intangible assets are not subject to amortization. Instead they are tested for impairment on an annual basis and more frequently if events or circumstances change that indicate that it’s more likely than not that the asset is impaired. As a result of the aforementioned, the Company will only recognize decreases in the value of its cryptocurrency coins and tokens, and any increase in value will be recognized upon disposition. Cryptocurrency coins and tokens are traded on exchanges in which there are observable prices in an active market, the Company views a decline in the quoted price below the cost to be an impairment indicator. The quoted price and observable prices of cryptocurrency coins and tokens, are determined by the Company using a principal market analysis in accordance with ASC 820, Fair Value Measurement.

Realized gain (loss) on sale of digital assets is included in other income (expense) in the consolidated statements of operations, while impairment loss of digital assets is included in operating expenses because of the nature of the assets.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The adequacy of the Company’s ALL is determined, in accordance with ASC 450-20 Loss Contingencies includes management’s review of the Company’s loan portfolio, including the identification and review of individual problem situations that may affect a borrower’s ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Goodwill

In accordance with ASC 350 Intangible and Other Assets, the goodwill we determined for reporting units is based on the expected benefit from business combinations. The Company evaluates its reporting units annually, as well as when changes in our operating segments occur. For changes in reporting units, we reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has two reporting units subject to goodwill impairment testing. As of December 31, 2022, $816,263 impairment of goodwill has been identified.

●	Intangible assets

Intangible assets represented the acquired technology software, licensed technology know-how, trademark and trade names for its internal use to facilitate and support its platform operation. They are stated at the purchase cost and are amortized based on their economic benefit expected to be realized.

●	Produced content cost

Capitalized content costs are recognized as “Produced content cost” in the consolidated balance sheets. The concept of “predominant monetization strategy” to classify capitalized content costs for purposes of amortization and impairment as follows:

Individual

Lifetime value is predominantly derived from third-party revenues that are directly attributable to the specific film or television title (e.g. theatrical revenues or sales to third-party television programmers).

Group

Lifetime value is predominantly derived from third-party revenues that are attributable only to a bundle of titles (e.g. subscription revenue).

Production costs for content that is predominantly monetized individually are amortized based upon the ratio of the current period’s revenues to the estimated remaining total revenues.

Production costs that are predominantly monetized as a group are amortized based on projected usage (which may be, for example, derived from historical viewership patterns), typically resulting in an accelerated or straight-line amortization pattern. Participations and residuals are generally expensed in line with the pattern of usage.

The costs of produced content are subject to regular recoverability assessments. For the content that is predominantly monetized individually, the unamortized costs are compared to the estimated fair value. The fair value will be determined based on a discounted cash flow analysis of the cash flows directly attributable to the title in accordance with ASC 926-20 Entertainment-Films. To the extent the unamortized costs exceed the fair value, an impairment charge is recorded for the excess. For content that is predominantly monetized as a group, the aggregate unamortized costs of the group are compared to the present value of the discounted cash flows using the lowest level for which identifiable cash flows are independent of other produced content. If the unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles based on the relative carrying value of each title in the group. If there are no plans to continue to use an individual film or television program that is part of a group, the unamortized cost of the individual title is written-off immediately.

●	Impairment of long-lived assets

In accordance with the provisions of ASC 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment, intangible assets and capitalized produced content cost owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

●	Revenue recognition

ASC 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Lending Business

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong. During the years ended December 31, 2022 and 2021, the Company originated loans generally ranging from $644 to $579,000, with terms ranging from 1 week to 120 months. The Company mainly derives a portion of its revenue from loans which is specifically excluded from the scope of this standard, that is, interest on loan receivable is accrued monthly and credited to income as earned.

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

Sale of arts and collectibles products: The Company recognizes revenue derived from the sales of the arts and collectibles products when the Company has transferred the risks and rewards to the customers.

The minted item of the individual art or collectibles which are sold and settled in digital assets is the only performance obligation under the fixed-fee arrangements. The corresponding fee income received upon each sale transaction is recorded as revenue, is recognized when the designated token, minted with the corresponding art and collectibles is delivered to the end user, together with the transfer of both digital and official title.

Transaction fee income: The Company also generates revenue through transaction fees transacted on its platform or other marketplaces. The Company charges a fee to an individual customer at the secondary transaction level, which is allocated to the single performance obligation. The transaction fee is collected from the customer in digital assets, with revenue measured based on a certain percentage of the value of digital assets at the time the transaction is executed.

The Company’s service is comprised of a single performance obligation to provide a platform facilitating the transfer of its DOTs. The Company considers its performance obligation satisfied, and recognizes revenue, at the point in time the transaction is processed.

In this segment, the transaction consideration that the Company receives is a non-cash consideration in the form of digital assets, which are cryptocurrencies. The Company measures the related cryptocurrencies at fair value on the date received, and the revenue is immediately recognized upon the performance obligation is satisfied.  Fair value of the digital asset award received is determined using the average U.S. dollar spot rate of the related digital currency at the time of receipt.

Expenses associated with operating the Arts and Collectibles Technology Business, such as minting cost and purchase cost of collectibles and artworks are also recorded as cost of revenues.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table shows the types of revenue from contracts with customers and the number of the underlying transactions:

	Years ended December 31,
	2022	2021

Sale of arts and collectibles products	$5,508,675	$2,429,136
Transaction fee income and others	8,550,375	1,216,129
	$14,059,050	$3,645,265
Numbers of transactions:
Number of arts and collectibles sold	65	12
Number of secondary platform transactions	767	71

●	Leases

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2022 and 2021.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company has operations in Hong Kong and Singapore and maintains the books and record in the local currency, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the following periods:-

	December 31, 2022	December 31, 2021
Year-end HKD:US$ exchange rate	0.1281	0.1283
Annualized average HKD:US$ exchange rate	0.1277	0.1287

	December 31, 2022	December 31, 2021
Year-end SGD:US$ exchange rate	0.7450	0.7411
Annualized average SGD:US$ exchange rate	0.7254	0.7443

●	Comprehensive income

ASC 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC 260, Earnings per Share. Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of December 31, 2022, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

●	Retirement plan costs

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The Company follows ASC 825-10-50-10 (“ASC 825”) for disclosures about fair value of its financial instruments and has adopted ASC 820-10-35- to measure the fair value of its financial instruments. ASC 825 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 825 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 825 are described below:

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Recently adopted accounting pronouncements

On October 28, 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 amends Accounting Standards Codification 805 (“ASC 805”) to require acquiring entities to apply Topic 606 - Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities in a business combination. The Company early adopted the standard on January 1, 2022. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

On March 31, 2022, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 121 (“SAB 121”). SAB 121 sets out interpretive guidance from the staff of the SEC regarding the accounting for obligations to safeguard crypto assets that an entity holds for its customers. Safeguarding is defined as taking actions to secure customer crypto assets and the associated cryptographic key information and protecting them from loss, theft, or other misuse. The guidance requires an entity to recognize a liability for the obligation to safeguard the users’ assets, and recognize an associated asset for the crypto assets safeguarded. Both the liability and asset should be measured initially and subsequently at the fair value of the crypto assets being safeguarded. The guidance also requires additional disclosures related to the nature and amount of crypto assets that the entity is responsible for holding for its customers, with separate disclosure for each significant crypto asset, and the vulnerabilities the entity has due to any concentration in such activities. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Accounting pronouncements pending adoption

On June 30, 2022, FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. The standard requires specific disclosures related to equity securities that are subject to contractual sale restrictions, including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on the Company’s consolidated financial statements.

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

The Company reported the continuous loss of $104,126,076 for the year ended December 31, 2022 and had an accumulated deficit of $130,555,579 at December 31, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2021, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

NOTE 4 - DISAGGREGATION OF REVENUE

The following is a disaggregation of the Company’s operating revenue by major source for the respective years:-

	Years ended December 31,
	2022	2021

Interest income	$6,550,670	$6,413,284
ACT income:
- Sale of arts and collectibles products	5,508,675	2,049,956
- Transaction fee income and others	8,550,375	1,595,309
	14,059,050	3,645,265

	$20,609,720	$10,058,549

NOTE 5 - BUSINESS SEGMENT INFORMATION

Currently, the Company has two reportable business segments:

(i)	Lending Segment, mainly provides financing and lending services; and

(ii)	Arts and Collectibles Technology (“ACT”) Segment, mainly operates an online platform to sell and distribute the arts and collectibles to end-users, with the use of blockchain technologies and minting tokens.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2022
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$6,550,670	$-	$6,550,670
Arts and collectibles technology income	-	14,059,050	14,059,050
Total revenue, net	6,550,670	14,059,050	20,609,720

Cost of revenue:
Interest expense	(405,972)	-	(405,972)
Arts and collectibles technology expense	-	(3,019,794)	(3,019,794)
Total cost of revenue	(405,972)	(3,019,794)	(3,425,766)

Gross profit	6,144,698	11,039,256	17,183,954

Operating Expenses
Sales and marketing	(273,934)	(27,097,615)	(27,371,549)
Corporate development	-	(26,898,128)	(26,898,128)
Technology and development	-	(43,301,993)	(43,301,993)
General and administrative	(6,740,650)	(9,911,316)	(16,651,966)
Total operating expenses	(7,014,584)	(107,209,052)	(114,223,636)

Segment loss	(869,887)	(96,169,795)	(97,039,682)

	Year Ended December 31, 2021
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$6,413,284	$-	$6,413,284
Arts and collectibles technology income	-	3,645,265	3,645,265
Total revenue, net	6,413,284	3,645,265	10,058,549

Cost of revenue:
Interest expense	(733,937)	-	(733,937)
Arts and collectibles technology expense	-	(1,020,704)	(1,020,704)
Total cost of revenue	(733,937)	(1,020,704)	(1,754,641)

Gross profit	5,679,347	2,624,561	8,303,908

Operating Expenses
Sales and marketing	(49,480)	(1,631,056)	(1,680,536)
Corporate development	-	(5,418,075)	(5,418,075)
Technology and development	-	(9,222,103)	(9,222,103)
General and administrative	(9,205,084)	(6,872,072)	(16,077,156)
Total operating expenses	(9,254,564)	(23,143,306)	(32,397,870)

Segment loss	(3,575,217)	(20,518,745)	(24,093,962)

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31, 2022
	Lending Segment	ACT Segment	Total

Addition in intangible assets	$47,673	$17,344,690	$17,392,363
Segment assets	$21,893,962	$14,787,682	$36,681,644

	As of December 31, 2021
	Lending Segment	ACT Segment	Total

Addition in intangible assets	$39,270	$19,344,690	$19,383,960
Segment assets	$21,686,197	$20,909,163	$42,595,360

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended December 31,
	2022	2021

Hong Kong	$6,550,670	$6,413,284
Around the world #	14,059,050	3,645,265

	$20,609,720	$10,058,549

# the customers in ACT segment are located in various countries around the world, in which the location of individual customer is not identifiable in the use of blockchain technology.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 6 - BUSINESS COMBINATION

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

On August 18, 2022, the Company issued 164,516 shares of its common stock, at a price of $1.50 per share at its current market price, in exchange for 51% of equity interest of Phoenix Waters Productions (HK) Limited, a Hong Kong limited liability company. The acquisition was completed on August 31, 2022. The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805.

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The purchase price allocation resulted in $263,548 of goodwill, as below:

Acquired assets:
Produced content cost	$540,985
Amount due from a director	69,270
610,255
Less: Assumed liabilities
Accrued liabilities and other payables	(507,472)
Loan from related party	(135,674)
(643,146)
Fair value of net assets acquired	(32,891)
Noncontrolling interest	16,117
Goodwill recorded	263,548
Consideration allocated, payable by the Company’s common stock	$246,774

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

The Acquisition was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price consideration based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from management estimation. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

At December 31, 2022, the Company made a full impairment to the goodwill of $816,263.

NOTE 7 - LOAN RECEIVABLES

The Company’s loan portfolio was as follows:-

	As of December 31,
	2022	2021

Personal loans	$18,023,374	$17,352,856
Commercial loans	2,651,781	1,186,339
Mortgage loans	1,095,772	1,294,601
Total loans	21,770,927	19,833,796
Less: Allowance for loan losses	(3,360,931)	(781,202)
Loans receivables, net	$18,409,996	19,052,594

Reclassifying as:
Current portion	$15,309,939	$19,052,594
Non-current portion	3,100,057	-

Total loans receivables	$18,409,996	$19,052,594

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The interest rates on loans issued were ranged from 13% to 59% (2021: from 13% to 59%) per annum for the year ended December 31, 2022.

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

The following table presents the activity in the allowance for loan losses as of and for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Balance at Beginning of Year	$781,202	$53,506
Provisions	2,580,790	783,694
Foreign translation adjustment	(1,061)	(55,998)

Balance at End of Year	$3,360,931	$781,202

For the years ended December 31, 2022 and 2021, the Company had $2,580,790 and $783,694 provision for the allowance of loan losses.

Allowance for loan losses is estimated and evaluated quarterly, based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

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

Age Analysis of Loans by Class
Maturities	Mortgage	Commercial loan	Personal loan	December 31, 2022	Mortgage	Commercial loan	Personal loan	December 31, 2021
	$	$	$	$	$	$	$	$
Within credit term	2,040,191	588,898	11,880,936	14,510,025	1,051,202	647,677	13,003,233	14,702,112
Past due:
30-59 days	-	-	-	-	-	-	-	-
60-89 days	-	-	-	-	-	-	-	-
90 or more days due and still accruing	-	-	-	-	-	-	-	-
Nonaccrual	595,075	506,859	6,158,689	7,260,623	89,859	25,650	5,016,175	5,131,684

Total loans	2,635,266	1,095,757	18,039,625	21,770,648	1,141,061	673,327	18,019,408	19,833,796

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

LOAN MATURITY BY CLASS

The following table presents the maturities of loan balances for the years presented:

Maturities	Mortgage	Commercial loan	Personal loan	December 31, 2022	Mortgage	Commercial loan	Personal loan	December 31, 2021
	$	$	$	$	$	$	$	$
Within 1 year	1,955,132	839,603	15,982,210	18,776,945	1,019,780	673,327	13,553,132	15,246,239
1-5 years	165,119	256,154	2,102,051	2,523,324	121,281	-	4,466,276	4,587,557
5-10 years	460,379	-	-	470,379	-	-	-	-
More than 10 years	-	-	-	-	-	-	-	-

Total loans	2,590,630	1,095,757	18,084,261	21,770,648	1,141,061	673,327	18,019,408	19,833,796

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit grades	Mortgage	Commercial loan	Personal loan	December 31, 2022	Mortgage	Commercial loan	Personal loan	December 31, 2021
	$	$	$	$	$	$	$	$

Other assets especially mentioned	2,054,970	588,006	11,881,088	14,524,064	1,427,646	1,186,338	13,108,085	15,722,069
Substandard	58,245	-	595,297	653,542	-	-	330,278	330,278
Doubtful	538,567	506,866	5,546,989	6,592,422	89,859	-	3,691,590	3,781,449
Loss	-	-	-	-	-	-	-	-

Total loans	2,651,782	1,094,872	18,023,374	21,770,028	1,517,505	1,186,338	17,129,953	19,833,796

NOTE 8 - DIGITAL ASSETS

The following table presents changes in carrying value of digital assets as of and for the years ended December 31, 2022 and 2021:

	USDT	OKT	ETH	BNB	BUSD	COTK	MATIC	Total
Balance at January 1, 2022	$25,576	$34	$5,658	$1,612	-	$2,571	-	$35,451

Revenue received by digital assets	3,867,232	-	44,408	958	10,060,274	-	10	13,972,882
Expense paid by digital assets	(3,897,501)	(3)	(25,643)	(630)	(10,060,200)	-	(2)	(13,983,979)
Disposal	4,693	(8)	(15,003)	(1,297)	22,525	-	(7)	(10,903)
Impairment loss	-	(23)	(9,420)	(643)	(22,599)	(2,571)	(1)	(35,257)
Balance at December 31, 2022	$-	$-	$-	$-	$-	$-	$-	$-

	USDT	OKT	ETH	BNB	COTK	Total
Balance at January 1, 2021	$-	$-	$-	$-	$-	$-

Revenue received by digital assets	3,008,129	-	257,956	-	-	3,266,085
Expense paid by digital assets	(2,982,553)	(22)	(214,677)	(6,050)	(226)	(3,203,528)
Purchase	-	57	269	7,766	4,718	12,810
Impairment loss	-	(1)	(37,890)	(104)	(1,921)	(39,916)
Balance at December 31, 2021	$25,576	$34	$5,658	$1,612	$2,571	$35,451

The following is the breakdown of cyptocurrencies held as digital assets:-

	As of December 31,
	2022	2021

USDT	$-	$25,576
OKT	-	34
ETH	-	5,658
BNB	-	1,612
COTK	-	2,571
	$-	$35,451

As of December 31, 2022 and 2021, the fair value of the digital assets held by the Company was $0 and $35,451, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 9 - INVENTORIES

A summary of inventories as of December 31, 2022 and 2021 is as follows:

	As of December 31, 2022
	No. of token	No. of art and collectible items	Total amount

Balance at January 1, 2022	7	45	$2,103,038
Purchased	-	100	2,027,667
Token minted	41	-
Sold	(40)	(76)	(2,965,818)
Balance at December 31, 2022	8	69	$1,164,887

	As of December 31, 2021
	No. of token	No. of art and collectible items	Total amount

Balance at January 1, 2021	-	-	$-
Purchased	-	58	3,111,542
Token minted	20	-
Sold	(12)	(12)	(993,020)
Marketing expense	(1)	(1)	(15,484)
Balance at December 31, 2021	7	45	$2,103,038

NOTE 10 – PRODUCED CONTENT COST

Total capitalized produced content by predominant monetization strategy as of December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Produced content:
Released, net of amortization	$-	$-
Completed, not released	-	-
In-process	611,529	-
Less: impairment loss	(611,529)	-
	$-	$-

The produced content cost is not amortized as of December 31, 2022 as the production of the film is still in process.

At December 31, 2022, the Company made a full impairment to the capitalized produced content cost.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 11 - PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2022 and 2021 is as follows:

	As of December 31,
	2022	2021

Computer equipment	$109,727	$109,729
Less: accumulated depreciation	(52,640)	(50,459)
	$57,087	$59,270

Depreciation expense for the years ended December 31, 2022 and 2021 totalled $7,540 and $29,401, respectively.

NOTE 12 - INTANGIBLE ASSETS

A summary of intangible assets at December 31, 2022 and 2021 is as follows:

		As of December 31,
	Estimated useful life	2022	2021

At cost:
Acquired technology software	5 years	$17,344,690	$17,344,690
Licensed technology knowhow	4 years	-	2,000,000
Trademarks and trade name	10 years	39,270	39,270
Less: accumulated amortization		(4,052,889)	(829,575)
Foreign translation adjustment		8,356	4
		$13,339,427	$18,554,389

On July 1, 2022, the Company entered into Technical Knowhow License and Servicing Agreement (the “Agreement”) with Marvel Digital Group Limited, a related company which is controlled by a Company’s director, at the consideration of $2 million, payable by digital assets at the equivalent value. Under the Agreement, the Company is licensed to use the technology know-how of auto texture model scanning system, auto laser 3D model scanning system, Zbrush Plugin and Scan3Dmotion Software for a term of 4 years.

On October 15, 2022, the Company’s subsidiary, Massive Treasure Limited (“MTL”) entered into a Share Exchange Agreement (the “Agreement”) with NFT Limited (“NFTL”), to acquire 51% of NFTL in exchange for 2,350,229 shares of the Company’s common stock. NFTL substantially owned the intangible assets of an internally developed messaging and cryptocurrency-based mobile application that carried the “Talk+” brand name and included Talk+ e-commerce website, iOS and Android Apps, and backend end infrastructure, as well as 2-years’ software operating and maintenance service. Under the Agreement, the Company is allowed to the use of “Talk+” application software to enhance its operation in ACT business.

The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2021 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented.

As of December 31, 2022, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Year ending December 31:	Amount
2023	$3,330,150
2024	3,330,150
2025	3,330,150
2026	3,330,150
2027	3,766
Thereafter	15,061
$13,339,427

Amortization of intangible assets for the years ended December 31, 2022 and 2021 totaled $3,811,701 and $829,575, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 13 - LOAN PAYABLES

The amounts represented temporary advances received from the third parties for the lending business, which carried annual interest at the rate of 18% to 21%. These amounts were unsecured and will become repayable within one year. The loan payable balance was $1,823,536 and $489,836 as of December 31, 2022 and December 31, 2021, respectively.

Interest related to the loan payables was $405,972 and $733,937 for the years ended December 31, 2022 and 2021, respectively.

NOTE 14 - AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company for the lending business, which were unsecured, interest-free and had no fixed terms of repayments. The related party balances were $23,931,078 and $20,954,836 as of December 31, 2022 and December 31, 2021, respectively.

During the year ended December 31, 2022, the Company recorded and imputed additional non-cash interest of $949,790 at the market rate of 5% per annum on these interest-free related party loans, under ASC 835-30 “Imputation of Interest”.

NOTE 15 - LEASES

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

As of December 31, 2022, right-of-use assets were $160,945 and lease liabilities were $166,525.

As of December 31, 2021, right-of-use assets were $298,317 and lease liabilities were $310,032.

For the years ended December 31, 2022 and 2021, the Company charged to operating lease as expenses of $43,438 and $121,215, respectively.

The maturity of the Company’s lease obligations is presented below:

Year ending December 31,	Future lease payments
2023	141,428
2024	30,019
Total	171,447
Less: interest	(4,922)
$166,525

Present value of lease liabilities – current liabilities	$130,800
Present value of lease liabilities – non-current liabilities	$29,725

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 16 - CONVERTIBLES NOTE PAYABLES

Securities purchase agreement and related convertible note

Chan Hin Yip Note

On August 2, 2022, the Company entered into a Sale and Purchase Agreement (“SPA”) with CHAN Hin Yip, pursuant to which the Company agreed to purchase approximately 58 collectible items from Mr. Chan for a purchase price of HKD1,305,000 (approximately USD $167,308) (the “Purchase Price”), through its subsidiaries holds approximately 80% of the issued and outstanding securities of Grand Gallery Limited (“GGL”), and Mr. Chan is a director and 5% equity owner of GGL.

On August 2, 2022, the Company and Mr. Chan entered into a Note Purchase Agreement (“Chan Hin Yip Note”) pursuant to which the Company agreed to pay the Purchase Price via a promissory note that will be converted into shares of the Company’s common stock at a conversion price equal to 90% of the volume weighted average closing price of the Company’s common stock for the ten days immediately prior to February 2, 2023. The Chan Hin Yip Note bears interest at 1% per annum and is due on February 2, 2023.

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

As of December 31, 2022, the Company did not prepay any of the convertible note payables and accrued convertible notes interest expense of $979.

NOTE 17 - STOCK-BASED COMPENSATION

On May 19, 2022, the Company filed a Registration Statement on Form S-8 and issued the shares pursuant to awards granted to the eligible persons under the Coinllectibles Inc. 2022 Stock Incentive Plan.

As of December 31, 2022, 73,694,483 shares of the Company’s common stock were issued to consultants who have provided services to the Company.

The following table presents the stock-based compensation expenses for shares granted consultants during the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021

Corporate development expenses	$26,177,743	$-
Technology and development expenses	32,447,000	-
Sales and marketing expenses	26,419,645	-
General and administrative expenses	4,201,701	-
	$89,246,089	$-

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 18 - STOCKHOLDERS’ DEFICIT

Authorized stock

The Company’s authorized share is 500,000,000 common shares with a par value of $0.001.

Common stock outstanding

On June 17, 2021, the Company entered into a Share Exchange Agreement with the shareholders of Massive Treasure Limited (“MTL”). Pursuant to the Share Exchange Agreement, the Company agreed to issue 1,078,269,470 in exchange for 100% of MTL. MTL is a party to numerous agreements to acquire 12 additional business entities. As such, the Company further agreed to issue an additional 55,641,014 shares of its common stock to complete the acquisition of 12 business entities concurrently. This acquisition was consummated on September 17, 2022, MTL became a 100% owned subsidiary of the Company, with 800,000,000 shares of common stock pending to be issued to Lee Ying Chiu Herbert, the director of the Company. Upon the closing, the Company issued 22,218,603 shares of its common stock to the shareholders of MTL to complete the acquisition of 12 business entities.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On September 16, 2022, the Company issued 1,452,785 shares of its common stock, at a price of $0.826 per shares at its current market price, to a consultant who has provided service to the Company under Rule 144.

On December 21, 2022, the Company issued 45,256,142 shares of its common stock to compensate the consultants who have provided service to the Company under the 2022 Stock Incentive Plan.

As December 31, 2022 and 2021, the Company had a total of 454,398,143 shares and 358,067,481 shares of its common stock issued and outstanding, respectively.

Common stock to be issued

As of December 31, 2021, the Company had 235,294 shares of common stock to be issued to a director, Mr. Tan, for his service to the Company for the year ended December 31, 2021. The Company recorded the stock-based compensation expense of $941,176, at the average price of $4.00 per share.

During the year ended December 31, 2022, the Company engaged with 17 consultants to provide different types of business or professional services, in which 10 consultants rendered administrative service, 4 consultants rendered corporate development service, 2 consultants rendered sale and marketing service and 1 consultant rendered to IT development service. Pursuant to Consultancy Agreements, the Company agreed to compensate their service and with issuance of an aggregate of 6,086,062 shares of its common stock to these consultants, after their services are vested. The Company recorded the stock-based compensation of $24,344,248 as consultancy expense, at the average price of $4.00 per share.

On December 15, 2022, the Company entered into a Settlement Agreement with Lee Ying Chiu Herbert, the former director and current controlling shareholder (“Dr. Lee”), both parties agreed to settle the Unissued Securities by issuing 400,000,000 shares of common stock, when these stocks are legally available to issue.

As of December 31, 2022 and 2021, the Company had 400,000,000 and 806,321,356 shares of its common stock to be issued.

NOTE 19 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the respective years:

	Years ended December 31,
	2022	2021

Net loss attributable to the Company	$(104,126,076)	$(25,149,399)

Weighted average common shares:
- Basic	374,086,727	340,488,988
- Diluted	374,086,727	340,488,988

Net loss per share:
- Basic	$(0.27)	$(0.07)
- Diluted	$(0.27)	$(0.07)

#	less than $0.01

For the years ended December 31, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 20 - INCOME TAX

For the years ended December 31, 2022 and 2021, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2022	2021

Tax jurisdiction from:
- Local	$(490,152)	$(328,355)
- Foreign, including
British Virgin Islands (“BVI”)	(5,203,746)	(6,939,313)
Singapore	(90,145,335)	(18,552,215)
Hong Kong	(1,234,709)	1,104,741

Loss before income taxes	$(97,073,942)	$(24,715,142)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2022	2021

Current tax:	$-	$-
- Local	-	-
- Foreign	299,714	434,257

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense	$299,714	$434,257

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

For the years ended December 31, 2022 and 2021, there were no operating incomes in US tax regime.

BVI

Under the current BVI law, the Company’s subsidiaries registered in BVI are not subject to tax on income.

Republic of Singapore

The Company’s subsidiary is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the year ended December 31, 2022, the operation in the Singapore incurred $18,552,215 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforward has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $15,324,707 on the expected future tax benefits from the net operating loss (“NOL”) carryforward as the management believes it is more likely than not that these assets will not be realized in the future.

	Years ended December 31,
	2022	2021

Loss before income taxes	$(90,145,335)	$(18,552,215)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(15,324,707)	(3,153,877)
Net operating loss	15,324,707	3,153,877
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2022 and 2021 is as follows:

	Years ended December 31,
	2022	2021

(Loss) income before income taxes	$(1,234,709)	$1,104,741
Statutory income tax rate	16.5%	16.5%
Income tax (benefit) expense at statutory rate	(203,727)	182,282
Tax effect of non-deductible items	498,132	270,371
Tax effect of non-taxable items	(7,710)	(38,582)
Net operating loss	13,019	20,186
Income tax expense	$299,714	$434,257

The following table sets forth the significant components of the deferred tax assets of the Company:

	As of December 31,
	2022	2021

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$102,932	$68,955
Singapore tax regime	15,324,707	3,153,877
Hong Kong tax regime	13,019	20,186
Less: valuation allowance	(15,440,658)	(3,243,018)
Deferred tax assets, net	$-	$-

NOTE 21 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2022 and 2021, $35,618 and $29,760 contributions were made accordingly.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 22 - RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances were unsecured, non-interest bearing and had no fixed terms of repayment.

During the year ended December 31, 2022, the Company paid the management service fee of $2,746,911, to a company controlled by its major shareholder and former director, Dr. Lee.

During the year ended December 31, 2022, the Company paid the director fee of $90,000 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

On July 1, 2022, the Company’s wholly-owned subsidiary entered into a technical knowhow license and servicing agreement (the “Servicing Agreement”) with Total Chase Limited (“Total Chase”), a company controlled by its major shareholder and former director, Dr. Lee. Pursuant to which the Company engaged Total Chase to develop the technical knowhow for a term of three-year. Marvel Digital AI Limited (“MDAI”), the subsidiary of Total Chase, owns several intellectual properties and provides technical development services to Total Chase. The technical knowhow consists of Visual Intelligence Engine, Speech Recognition Engine, Text Analytics Engine, Emotion Recognition Engine, Motion Recognition Engine, AI Agent Creation Engine and NFT Generation and Loading Engine for development of metaverse on Roblox. Under the terms of the Servicing Agreement, the Company is required to pay to Total Chase an aggregate of $50,000,000 for the development of technical knowhow. The consideration is payable in cash or cryptocurrencies. All MDAI’s proprietary items remain the sole and exclusive property of MDAI, Total Chase will grant the Company a perpetual, non-exclusive, paid-up license to use certain MDAI’s proprietary items. The Company reserves the right to terminate services in whole or in part, upon 7 days written notice to Total Chase. The Company charged all related development costs to expenses as incurred and recognized as “Metaverse and AI development expenses” of $5,000,000 during the year ended December 31, 2022.

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

On August 2, 2022, the Company and Mr. Chan entered into a Note Purchase Agreement (“Chan Hin Yip Note”) pursuant to which the Company agreed to pay the Purchase Price via a promissory note that will be converted into shares of the Company’s common stock at a conversion price equal to 90% of the volume weighted average closing price of the Company’s common stock for the ten days immediately prior to February 2, 2023. The Chan Hin Yip Note bears interest at 1% per annum and is due on February 2, 2023

On September 1, 2022, the Company purchased 42 collectibles items from companies controlled by its major shareholder and former director, Dr. Lee, for a purchase price of $1,851,520.

On September 16, 2022, the Company issued 1,452,785 shares of its common stock, at a price of $0.826 per shares at market price under Rule 144, to a partnership fund beneficially owned by its major shareholder and former director, Dr. Lee, which has rendered service to the Company.

On September 30, 2022, Phoenix Waters Production (HK) Limited (“PWHK”), a subsidiary of the Company, has promissory notes payables to a company controlled by the Company’s major shareholder and former director, Dr. Lee, amounted to HKD512,000 (approximately USD65,225). The promissory notes payables are subject to interest at 12% per annum and repayable within 1 year upon delivery of the note.

As of September 30, 2022, PWHK has loan payables to a company controlled by the Company’s major shareholder and former director, Dr. Lee, amounted to HKD1,939,554 (approximately USD240,086). The loan is unsecured, interest-free with 1% penalty on late repayment and repayable in January 2023.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

NOTE 23 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2022 and 2021, there was no single customer whose revenue exceeded 10% of the revenue.

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

As of December 31, 2022, the Company has no balance of crypto assets.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 24 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2022, the Company has no material commitments or contingencies.

Except for, on December 31, 2022, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2022, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source).  In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities.

The Company issued 100,000 shares of its common stock as commitment shares under Equity Purchase Agreement.

NOTE 25 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up through the date the Company issued the audited consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of December 31, 2022.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in =achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

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

Name	Age	Position
Chan Man Chung	64	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Lee Ying Chiu Herbert #	70	Director
Tan Tee Soo	57	Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Dr. Man Chung Chan, age 64, was appointed to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and a director of the Company on June 28, 2021. He is currently the founding Director and Executive Chairman of the Sustainable Development Institute for the United Nations and has served as the founding director of Institute of Systems Management since 2003. From 2015 to September 30, 2021, Dr. Chan served as Vice President of Marvel Digital Company, a subsidiary of Integrated Media Technology Corporation (IMTE: NASDAQ) and a director of IMTE. Dr. Chan has served as the Chief Executive Officer, Chief Financial Officer, Secretary and Director of Bonanza Goldfields Corp. (BONZ: OTC PK) since August 26, 2021. Dr. Chan has taught and lectured at the Hong Kong Polytechnic University and New South Wales University, Australia, and published more than 22 articles relating to information systems, knowledge systems, data mining and artificial intelligence and brings to our board his deep experience in these fields. Dr. Chan also engaged in numerous research projects and authored numerous papers relating information and knowledge management systems, pattern recognition, data mining and artificial intelligence for business applications.

Dr. Chan received his PHD in Computer Science in 1992 from La Trobe University, Australia and his Bachelor of Arts in Philosophy (Hons) from Chinese University of Hong Kong in 1980.

Dr. Herbert Ying Chiu LEE, aged 70, was appointed to serve as our director on June 28, 2021 and resigned from his position on September 15, 2022. Dr. Lee is a seasoned businessman with significant experience in the Hong Kong and Chinese digital advertising market sector and technology development. Over the past 17 years, Dr. Lee has extensive working experience in technology management and 3D auto stereoscopy. Dr. Lee has served as director of Integrated Media Technology Corporation (IMTE: NASDAQ) and retired on May 31, 2019. During these years, he has also invested in many technology start-ups and incubated them into successful companies. Dr. Lee has served on the Board of Directors of Bonanza Goldfields Corp. (BONZ: OTC PK) since August 26, 2021. He brings to our Board his deep experience in technology development and digital advertising.

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

Mr. Tee Soo TAN, age 57, was appointed to serve as our Director on June 28, 2021. Mr. Tan has also served as a director of Bonanza Goldfields Corp. (BONZ: OTC PK) since August 26, 2021. Since April 2017, Mr. Tan served as the Senior Vice President of a boutique investment house and financial structuring company and has been nominated as director since June 2019. Prior to this time, Mr. Tan served in the Western Australian Police Force in Perth, Western Australia from June 2000 to April 2017. Mr. Tan received his Bachelor of Commerce from Murdoch University in Western Australia in 1993. Mr. Tan brings to our Board his investment and financial experience in the industry.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

There have not been any material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since December 31, 2022.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2022 and 2021, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2022, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation in share	All Other Compensation in cash	Total
Man Chung	2022	–	–	–	–	–	–	$–	$–	$-
CHAN, CEO, CFO, Secretary and Director (1)	2021	–	–	–	–	–	–	$–	$–	$-
Ying Chiu Herbert,	2022	–	–	–	–	–	–	$–	$–	$-
LEE, Director (2)	2021	–	–	–	–	–	–	$–	$–	$-
Tee Soo	2022		–	–	–	–	–	$123,000	$42,581	$165,581
TAN, Director (3)(4)	2021	–	–	–	–	–	–	$941,176	$23,226	$964,402

(1)	Dr. Chan joined us as our Chief Executive Officer, Secretary and Director on June 28, 2021.
(2)	Dr. Lee joined us as our Director on June 28, 2021 and resigned on September 15, 2022
(3)	The Board approved the issuance to Mr. Tan of 1,500,000 shares of the Company’s common stock at a price of $0.06 per share as a director retainer fee on December 14, 2022. The Company expects to issue the securities to Mr. Tan in the near future after the increase in the Company’s authorized capital has been effectuated.
(4)	Mr. Tan joined us as our Director on June 28, 2021.

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

Equity Awards

There are no unvested options, warrants or convertible securities outstanding.

At no time during the last fiscal year with respect to any of any of our executive officers was there:

●	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

●	any option or equity grant;

●	any non-equity incentive plan award made to a named executive officer;

●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

●	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

On December 14, 2022, the Board approved to issue 1,500,000 shares of its common stock to Mr. Tan at the price of $0.06 per share. Additionally, the amount of $33,000 has been accrued for Mr. Tan as director retainer fee.

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

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

●	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

●	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2022, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2022. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Chan Man Chung

Lee Ying Chiu Herbert

Tan Tee Soo

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2023, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
CHAN Man Chung (2)	14,380,288	1.68%
LEE Ying Chiu Herbert (2)(3)	532,200,502	62.03%
TAN Tee Soo (2)	2,007,647	0.23%
All executive officers and directors as a Group (3 persons)	548,588,437	63.94%

5% or Greater Stockholders:
SO Han Meng Julian	58,251,708	6.79%

(1)	Applicable percentage ownership is based on 457,952,322 shares of common stock outstanding as of March 31, 2023, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2023 and added 400,000,000 shares of common stock in connection with our acquisition of Massive Treasure and with settlement terms signed and updated on 15 December, 2022, which we are in the process of effectuating such issuance. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 31, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	On June 28, 2021, Messrs. Chan Man Chung, Lee Ying Chiu Herbert and Tan Tee Soo were appointed to the Company’s Board of Directors and Chan Man Chung was appointed to serve as the CEO, CFO and Secretary of the Company.

(3)	We are obligated to issue to Lee Ying Chiu Herbert, our ex-director, 400,000,000 shares in connection with our acquisition of Massive Treasure. We are in the process of effectuating such issuance.

(4)	We are obligated to issue to Tan Tee Soo, our director, 235,294 shares in connection with his service as director of the Company. We are in the process of effectuating such issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2022, and December 31, 2021, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our directors advanced funds to us for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment. During the year ended December 31, 2021, companies which are controlled by Lee Ying Chiu Herbert, our director advanced $410,558 and Chan Man Chung, our director advanced $273,030 to us, respectively.

During the year ended December 31, 2022, the Company paid the management service fee of $2,746,911, to a company controlled by its major shareholder and former director, Dr. Lee.

During the year ended December 31, 2022, the Company paid the director fee of $90,000 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

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

On July 1, 2022, the Company’s wholly-owned subsidiary entered into a technical knowhow license and servicing agreement (the “Servicing Agreement”) with Total Chase Limited (“Total Chase”), a company controlled by its major shareholder and former director, Dr. Lee. Pursuant to which the Company engaged Total Chase to develop the technical knowhow for a term of three-year. Marvel Digital AI Limited (“MDAI”), the subsidiary of Total Chase, owns several intellectual properties and provides technical development services to Total Chase. The technical knowhow consists of Visual Intelligence Engine, Speech Recognition Engine, Text Analytics Engine, Emotion Recognition Engine, Motion Recognition Engine, AI Agent Creation Engine and NFT Generation and Loading Engine for development of metaverse on Roblox. Under the terms of the Servicing Agreement, the Company is required to pay to Total Chase an aggregate of $50,000,000 for the development of technical knowhow. The consideration is payable in cash or cryptocurrencies. All MDAI’s proprietary items remain the sole and exclusive property of MDAI, Total Chase will grant the Company a perpetual, non-exclusive, paid-up license to use certain MDAI’s proprietary items. The Company reserves the right to terminate services in whole or in part, upon 7 days written notice to Total Chase. The Company charged all related development costs to expenses as incurred and recognized as “Metaverse and AI development expenses” of $5,000,000 during the year ended December 31, 2022.

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

On August 2, 2022, the Company and Mr. Chan entered into a Note Purchase Agreement (“Chan Hin Yip Note”) pursuant to which the Company agreed to pay the Purchase Price via a promissory note that will be converted into shares of the Company’s common stock at a conversion price equal to 90% of the volume weighted average closing price of the Company’s common stock for the ten days immediately prior to February 2, 2023. The Chan Hin Yip Note bears interest at 1% per annum and is due on February 2, 2023

On September 1, 2022, the Company purchased 42 collectibles items from companies controlled by its major shareholder and former director, Dr. Lee, for a purchase price of $1,851,520.

On September 16, 2022, the Company issued 1,452,785 shares of its common stock, at a price of $0.826 per shares at market price under Rule 144, to a partnership fund beneficially owned by its major shareholder and former director, Dr. Lee, which has rendered service to the Company.

On September 30, 2022, Phoenix Waters Production (HK) Limited (“PWHK”), a subsidiary of the Company, has promissory notes payables to a company controlled by the Company’s major shareholder and former director, Dr. Lee, amounted to HKD512,000 (approximately USD65,225). The promissory notes payables are subject to interest at 12% per annum and repayable within 1 year upon delivery of the note.

As of September 30, 2022, PWHK has loan payables to a company controlled by the Company’s major shareholder and former director, Dr. Lee, amounted to HKD1,939,554 (approximately USD240,086). The loan is unsecured, interest-free with 1% penalty on late repayment and repayable in January 2023.

On December 15, 2022, the Company entered into a Settlement Agreement with Dr. Lee, pursuant to which the Company and Dr. Lee agreed to settle the matter of 800,000,000 shares of common stock of the Company due to Dr. Lee (the “Unissued Securities”) pursuant to the terms of that certain Share Acquisition Agreement, dated June 17, 2021 (the “Share Acquisition Agreement”), by and among the Company, Massive Treasure Limited (“Massive Treasure”), a British Virgin Islands corporation and holding company of numerous operating subsidiaries, and the holders of ordinary shares of Massive Treasure. The Settlement Agreement was closed on December 15, 2022. Pursuant to the terms of the Settlement Agreement, the Company and Dr. Lee agreed to the following, among other things, as settlement in full of the Unissued Securities:

(1)	The Company will issue to Dr. Lee 400,000,000 shares of its common stock at a per share value of $0.001;

(2)	The Company shall cause the transfer to Dr. Lee or his designees all the assets and liabilities of following entities as such assets and liabilities are described in the financial statements of the Company as of November 30, 2022:

i)	Coinllectibles Limited, (BVI company number: 2067445), a company incorporated in the British Virgin Islands, with registered address at Mandar House, 3rd Floor, Johnson’s Ghut, Tortola, British Virgin Islands and its branch, (Singapore company registration number: T21FC0080G);

ii)	Coinllectibles (HK) Limited, (Hong Kong business registration number: 72228307), a company incorporated in Hong Kong, with registered address at 7/F, K11 Atelier Victoria Dockside, 18 Salisbury Road, Tsim Sha Tsui, Hong Kong; and

iii)	Coinllectibles Wealth Limited, (Hong Kong business registration number: 70756483), a company incorporated in Hong Kong, with registered address at 7/F, K11 Atelier Victoria Dockside, 18 Salisbury Road, Tsim Sha Tsui, Hong Kong.

(3)	The Company and Dr. Lee agreed to the allocation of certain inventories, accounts payables, and intellectual properties.

Except as set forth above, the Company had no other significant or material related party transactions during the years ended December 31, 2022 and 2021.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

J&S Associate (“J&S”) audited our financial statements for the fiscal year ended December 31, 2021.

Fortune CPA, Inc. (“Fortune”) audited our financial statements for the fiscal year ended December 31, 2022.

All audit work was performed by the full time employees of Fortune and J&S for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Fortune and J&S, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	December 31, 2022	December 31, 2021

Audit fees	$280,000	$50,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$280,000	$50,000

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

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock(3)
4.2	Description of Securities (4)
10.1	Technical Knowhow License & Servicing Agreement, dated July 1, 2021, by and between Coinllectibles Limited and Marvel Digital Group Limited (5)
10.2	Services Agreement, dated July 1, 2021, by and between Coinllectibles Limited and Marvel Digital Group Limited (6)
10.3	Sale and Purchase Agreement, dated August 2, 2022, by and between Coinllectibles Private Limited and CHAN Hin Yip. (7)
10.4	Note Purchase Agreement, dated August 2, 2022, by and between Cosmos Group Holdings, Inc. aka Coinllectibles Inc. and CHAN Hin Yip.(8)
10.5	Settlement Agreement, dated December 15, 2022, by and between Cosmos Group Holdings Inc. and Lee Ying Chiu Herbert(9)
21.1	Subsidiaries*
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

*	Filed herewith
**	To be filed by amendment

(1)	Incorporated by reference from our Form 10 filed with the Securities and Exchange Commission on May 23, 2017.

(2)	Incorporated by reference from Exhibit 2.3 of our Form 10-SB filed with the Securities and Exchange Commission on January 19, 2000, under the name Interactive Marketing Technology, Inc.

(3)	Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2021.

(4)	Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.

(5)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022.

(6)	Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022.

(7)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 4, 2022.

(8)	Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 4, 2022.

(9)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2022.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS INC.

Date: April 17, 2023	By:	/s/ Man Chung CHAN
Man Chung CHAN
Chief Executive Officer, Chief Financial Officer and
Secretary