Form 10-Q
period 2023-03-31
Cosmos Group Holdings Inc.
filed 2023-05-22
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of March 31, 2023, the Company had outstanding 457,000,915 shares of common stock.

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

i

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

v

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

TABLE OF CONTENTS.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31,	December 31,
	2023	2022
ASSETS		(Audited)
Current asset:
Cash and cash equivalents	$1,811,182	$2,468,828
Loan receivables, net	16,544,515	15,309,939
Loan interest and fee receivables, net	1,093,931	358,872
Inventories	1,179,164	1,164,887
Prepayments and other receivables	774,363	721,602
Right-of-use assets, net	105,466	160,945

Total current assets	21,508,621	20,185,073

Non-current assets:
Property and equipment, net	56,981	57,087
Intangible assets, net	12,471,246	13,339,427
Loan receivables, net	3,083,509	3,100,057

TOTAL ASSETS	$37,120,357	$36,681,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,738,273	$2,381,429
Accrued liabilities and other payables	283,288	465,890
Accrued consulting and service fee	2,851,719	2,851,719
Loan payables	1,319,073	1,823,536
Amounts due to related parties	24,679,775	23,931,078
Income tax payable	709,338	719,081
Convertible note payables	215,750	383,058
Operating lease liabilities	103,487	136,800

Total current liabilities	32,900,703	32,692,591

Non-current liabilities
Operating lease liabilities:	5,571	29,725

TOTAL LIABILITIES	32,906,274	32,722,316

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 500,000,000 shares authorized; 457,000,915 and 454,398,143 issued and outstanding as of March 31, 2023 and December 31, 2022	457,001	454,398
Common stock to be issued	400,000	400,000
Additional paid-in capital	134,035,352	133,659,075
Accumulated other comprehensive loss	55,383	(11,545)
Accumulated deficit	(130,723,542)	(130,555,579)
	4,224,194	3,969,439
Noncontrolling interest	(10,111)	(10,111)

Stockholders’ equity	4,214,083	3,959,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,120,357	$36,681,644

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2023	2022
Revenue, net
Lending segment	$1,555,976	$1,666,141
Arts and collectibles technology segment	598,647	2,514,806
	2,154,623	4,180,947
Cost of revenue
Lending segment	(58,927)	(46,906)
Arts and collectibles technology segment	(315,399)	(665,759)
	(374,326)	(712,665)
Gross profit	1,780,297	3,468,282

Operating expenses:
Sales and marketing expenses	(30,525)	(19,364,656)
Corporate development expense	(57,345)	(18,988,606)
Technology and development expense	(10,703)	(24,353,672)
General and administrative expenses	(3,902,428)	(2,729,002)
Total operating expenses	(4,001,001)	(65,435,936)

LOSS FROM OPERATION	(2,220,704)	(61,967,654)
Other income (expense):
Interest income	1,106	39
Convertible notes interest expense	(1,544)	-
Impairment loss on digital assets	-	(3,199)
Imputed interest expense	(237,118)	(237,114)
Loan interest expense	(19,138)	-
Sundry income	31,142	23,939
Total other expense	(225,552)	(216,335)

LOSS BEFORE INCOME TAXES	(2,446,256)	(62,183,989)
Income tax expense	(170,066)	(211,155)

NET LOSS	(2,616,322)	(62,395,144)
Net loss attributable to noncontrolling interest	-	(3,391)
Net loss attributable to common shareholders	(2,616,322)	(62,391,753)
Other comprehensive income:
Foreign currency adjustment income (loss)	36,829	(10,442)
COMPREHENSIVE LOSS	$(2,579,493)	$(62,402,195)
Net loss per share
– Basic	$(0.01)	$(0.19)
– Diluted	$(0.01)	$(0.05)
Weighted average common shares outstanding
– Basic	374,086,727	334,072,705
– Diluted	374,086,727	1,140,394,061

#: less than 0.01

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,616,322)	$(62,395,144)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation of property and equipment	1,319	1,986
Amortization of intangible assets	868,258	993,249
Imputed interest expense	237,118	237,114
Digital assets received as revenue	-	(2,514,806)
Digital assets paid for expense	-	2,542,912
Impairment loss on digital assets	-	3,199
Share issued for services rendered	168,852	-

Change in operating assets and liabilities:
Loan receivables	1,229,975	(1,287,346)
Loan interest and fee receivables	(735,059)	177,245
Inventories	(14,277)	665,392
Prepayment and other receivables	(72,486)	6,196
Accrued liabilities and other payables	(182,602)	(47,432)
Accrued consulting and service fee	-	62,367,500
Accounts payables	356,844	-
Right-of-use assets and operating lease liabilities	22,166	(1,415)
Income tax payable	170,066	211,155
Net cash (used in) provided by operating activities	(566,148)	959,805

Cash flows from investing activities:
Receive from disposal of property and equipment	-	2,599
Payment to acquire intangible assets	-	(1,878)
Cash from acquisition of subsidiary	-	33,404
Net cash provided by investing activities	-	34,125

Cash flows from financing activities:
(Repayment of) proceeds from loan payables	(504,463)	421,404
Repayment of related parties	748,697	(827,715)
Prepayment to convertible note payables	(191,462)	-
Net cash provided by (used in) financing activities	52,772	(406,311)

Foreign currency translation adjustment	(144,270)	(20,242)

Net change in cash and cash equivalents	(657,646)	567,377

BEGINNING OF PERIOD	2,468,828	1,131,128

END OF PERIOD	$1,811,182	$1,698,505

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$58,927	$46,906

 See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Common stock	Additional	Accumulated other	(Accumulated losses)	Non-	Total stockholders’
	No. of shares	Amount	to be issued	paid- in capital	comprehensive loss	retained earnings	controlling interest	(deficit) equity

Balance as of January 1, 2023	454,398,143	$454,398	$400,000	133,631,985	$18,554	$(128,107,220)	$(10,111)	$3,959,328

Foreign currency translation adjustment	-	-	-	-	36,829	-	-	36,829
Imputed interest on related party loans	-	-	-	237,118	-	-	-	237,118
Share issued for services rendered	2,602,772	2,603	-	166,249	-	-	-	168,852
Net loss for the period	-	-	-	-	-	(2,616,322)	-	(2,616,322)

Balance as of March 31, 2023	457,000,915	$457,001	$400,000	134,035,352	$55,383	$(130,723,452)	$(10,111)	$4,214,083

Balance as of January 1, 2022	358,067,481	$358,067	$806,321	$44,930,337	$(7,588)	$(26,436,477)	$118,409	$19,769,069

Foreign currency translation adjustment	-	-	-	-	(10,442)	-	-	(10,442)
Imputed interest on related party loans	-	-	-	236,336	-	-	-	236,336
Commitment Share issued for private placement	100,000	100	-	(100)	-	-	-	-
Share issued for acquired subsidiary	153,060	154	-	612,086	-	-	12,966	625,206
Net loss for the period	-	-	-	-	-	(62,391,753)	(3,391)	(62,395,144)

Balance as of March 31, 2022	358,320,541	$358,321	$806,321	$45,778,659	$(18,030)	$(88,828,230)	$127,984	$(41,774,975)

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

In the opinion of management, the consolidated balance sheet as of December 31, 2022 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include impairment loss on loan receivables, useful lives of intangible assets and property and equipment and deferred tax valuation allowance.

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

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists and the costs associated with token minting for collectible pieces. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from March 31, 2023.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Depreciation expense for the three months ended March 31, 2023 and 2022 totaled $1,319 and $1,986, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Lending Business

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong. During the three months ended March 31, 2023 and 2022, the Company originated loans generally ranging from $644 to $579,000, with terms ranging from 1 week to 120 months. The Company mainly derives a portion of its revenue from loan which is specifically excluded from the scope of this standard, that is, interest on loan receivable is accrued monthly and credited to income as earned.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three months ended March 31, 2023 and 2022.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the following periods:

	March 31, 2023	March 31, 2022
Period-end HKD:US$ exchange rate	0.1274	0.1277
Period average HKD:US$ exchange rate	0.1276	0.1281

	March 31, 2023	March 31, 2022
Period-end SGD:US$ exchange rate	0.7521	0.7387
Period average SGD:US$ exchange rate	0.7501	0.7396

●	Comprehensive income

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of March 31, 2023, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

The Company has suffered from an accumulated deficit of $130,723,542 and working capital of $11,392,082 at March 31, 2023. The continuation of the Company as a going concern in the next twelve months is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 5 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective periods:

	Three months ended March 31,
	2023	2022

Interest income	$1,555,976	$1,666,141
ACT income
- Sale of arts and collectibles products	598,647	1,208,146
- Transaction fee income and others	-	1,306,660
	598,647	2,514,806

	$2,154,623	$4,180,947

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 6 - BUSINESS SEGMENT INFORMATION

Currently, the Company has two reportable business segments:

(i)	Lending Segment, mainly provides financing and lending services; and

(ii)	Arts and Collectibles Technology (“ACT”) Segment, mainly operates an online platform to sell and distribute the arts and collectibles to end-users, with the use of blockchain technologies.

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three months ended March 31, 2023
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$1,555,976	$-	$1,555,976
Arts and collectibles technology income	-	598,647	598,647
Total revenue, net	1,555,976	598,647	2,154,623

Cost of revenue:
Interest expense	(58,927)	-	(58,927)
Arts and collectibles technology expense	-	(315,399)	(315,399)
Total cost of revenue	(58,927)	(315,399)	(374,326)

Gross profit	1,497,049	283,248	1,780,297

Operating expenses
Sales and marketing	(25,543)	(4,982)	(30,525)
Corporate development	-	(57,345)	(57,345)
Technology and development	-	(10,703)	(10,703)
General and administrative	(2,953,591)	(948,837)	(3,902,428)
Total operating expenses	(2,979,134)	(1,021,867)	(4,001,001)

Loss from operations	(1,482,085)	(738,619)	(2,220,704)

Other income (loss):
Interest income	1,066	40	1,106
Convertible notes interest expense	-	(1,544)	(1,544)
Imputed interest expense	(237,118)	-	(237,118)
Loan interest expense	-	(19,138)	(19,138)
Sundry income	31,142	-	31,142
Total other loss, net	(204,910)	(20,642)	(225,552)

Segment loss	$(1,686,995)	$(759,261)	$(2,446,256)

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31, 2022
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$1,666,141	$-	$1,666,141
Arts and collectibles technology income	-	2,514,806	2,514,806
Total revenue, net	1,666,141	2,514,806	4,180,947

Cost of revenue:
Interest expense	(46,906)	-	(46,906)
Arts and collectibles technology expense	-	(665,759)	(665,759)
Total cost of revenue	(46,906)	(665,759)	(712,665)

Gross profit	1,619,235	1,849,047	3,468,282

Operating Expenses
Sales and marketing	(6,684)	(19,357,972)	(19,364,656)
Corporate development	-	(1,8988,606)	(18,988,606)
Technology and development	-	(24,353,672)	(24,353,672)
General and administrative	(1,009,521)	(1,719,481)	(2,729,002)
Total operating expenses	(1,016,205)	(64,419,731)	(65,435,936)

Income (loss) from operations	603,030	(62,570,684)	(61,967,654)

Other income (loss):
Interest income	36	3	39
Impairment loss on digital assets	-	(3,199)	(3,199)
Imputed interest expense	(237,114)	-	(237,114)
Sundry income	23,939	-	23,939
Total other income, net	(213,139)	(3,196)	(216,335)

Segment income (loss)	$389,891	$(62,573,880)	$(62,183,989)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three months ended March 31,
	2023	2022

Hong Kong	$1,555,976	1,666,141
Around the world	598,647	2,514,806

	2,154,623	4,180,947

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 - LOAN RECEIVABLES, NET

The Company’s loan portfolio was as follows:

	March 31, 2023	December 31, 2022

Personal loans	$17,352,856	$17,352,856
Commercial loans	1,186,339	1,186,339
Mortgage loans	1,294,601	1,294,601
Total loans	19,833,796	19,833,796
Less: Allowance for loan losses	(205,772)	(781,202)
Loans receivables, net	$19,628,024	$19,052,594

Reclassifying as:
Current portion	$16,544,515	$19,052,594
Non-current portion	3,083,509	-

Total loans receivables	$19,628,024	$19,052,594

The interest rates on loans issued were ranged from 13% to 59% (2021: from 13% to 59%) per annum for the three months ended March 31, 2023 and 2022.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 - INTANGIBLE ASSETS, NET

A summary of intangible assets as of March 31, 2023 and December 31, 2022 is as follows:

	Estimated useful life	March 31, 2023	December 31, 2022
At cost:
Acquired technology software	5 years	$17,344,690	$17,344,690
Licensed technology knowhow	4 years	-	-
Trademarks and trade name	10 years	39,270	39,270
Less: accumulated amortization		(4,921,114)	(4,052,889)
Foreign translation adjustment		8,400	8,356
		$12,471,246	$13,339,427

As of March 31, 2023, the estimated annual amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows

Period ending March 31:
2024	$3,473,700
2025	3,473,700
2026	3,473,700
2027	2,028,310
2028	4,764
Thereafter	17,072
$12,471,246

Amortization of intangible assets for the three months ended March 31, 2023 and 2022 totaled $868,258 and $993,257, respectively.

NOTE 9 - LOAN PAYABLES

The amounts represented temporary advances received from the third parties for the lending business, which carried annual interest at the rate of 18% to 21%. These amounts were unsecured and will become repayable within one year. The loan payable balance was $1,319,073 and $1,823,536 as of March 31, 2023 and December 31, 2022, respectively.

Interest related to the loan payables was $19,138 and $0 for the three months ended March 31, 2023 and 2022, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 10 - AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company for the lending business, which were unsecured, interest-free and had no fixed terms of repayments. The related party balances were $24,679,775 and $23,931,078 as of March 31, 2023 and December 31, 2022, respectively.

During the three months ended March 31, 2023, the Company recorded and imputed additional non-cash interest of $237,118 at the market rate of 5% per annum on these interest-free related party loans, under ASC 835-30 “Imputation of Interest”.

NOTE 11 - LEASES

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

As of March 31, 2023, right-of-use assets were $105,466 and lease liabilities were $109,058.

For the three months ended March 31, 2023 and 2022, the Company charged to operations lease as expenses of $34,887 and $10,343, respectively.

The maturity of the Company’s lease obligations is presented below:

Period Ending March 31,
2024	$106,518
2025	5,606

Total	112,124
Less: interest	$3,066
Present value of lease liabilities – current liability	103,487
Present value of lease liabilities – non-current liability	$5,571

NOTE 12 - CONVERTIBLES NOTE PAYABLES

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

As of March 31, 2023 and December 31, 2022, the Company did not prepay the convertible note payables and accrued convertible notes interest expense of $979.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 13 - STOCKHOLDERS’ EQUITY

Authorized stock

The Company’s authorized share is 500,000,000 common shares with a par value of $0.001 per share.

Common stock outstanding

As of March 31, 2023 and December 31, 2022, the Company had a total of 457,000,915 shares and 454,398,143 shares of its common stock issued and outstanding, respectively.

Common stock to be issued

As of March 31, 2023, the Company had 800,000,000 shares of its common stock to be issued to Dr. Lee, a director of the Company, in connection with the acquisition of Massive Treasure.

As of December 31, 2022, the Company had 806,321,356 shares of its common stock to be issued, comprising of 800,000,000 shares outstanding to Dr. Lee, a director of the Company, in connection with the acquisition of Massive Treasure, 235,294 shares outstanding to Mr. Tan, a director of the Company, in connection with his service to the Company for the year ended December 31, 2021, and 6,086,062 shares outstanding to 17 consultants for their services rendered to the Company for the year ended December 31, 2021.

Stock-based compensation

As of March 31, 2023, the Company issued 2,602,772 shares of its common stock to consultants who have provided services to the Company under the Coinllectibles Inc. 2022 Stock Incentive Plan.

The stock-based compensation expenses for shares granted consultants during the three months ended March 31, 2023 and 2022 were $168,852 and $0, respectively.

NOTE 14 - INCOME TAX

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2023	2022
Current tax:
- Local	$-	$-
- Foreign	170,066	213,929

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense	$170,066	$213,929

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

For the three months ended March 31, 2023 and 2022, there were no operating income in US tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Republic of Singapore

The Company’s subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. The operation in Singapore incurred an operating loss due to certain charges within the group and there is no provision for income tax for the three months ended March 31, 2023 and 2022.

Hong Kong

The Company and subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The operation in Hong Kong incurred an operating loss and there is no provision for income tax for the three months ended March 31, 2023 and 2022.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$5,716	$102,932
Singapore tax regime	-	15,324,07
Hong Kong tax regime	270,407	13,019
Less: valuation allowance	(276,123)	(15,440,658)
Deferred tax assets, net	$-	$-

As of March 31, 2023, the operations in the United States of America incurred $549,969 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $115,493 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of March 31, 2023, the operations in Singapore incurred $99,244,42 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Singapore tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $16,871,555 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of March 31, 2023, the operations in Hong Kong incurred $1,830,595 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $302,048 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

NOTE 15 - RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances were unsecured, non-interest bearing and had no fixed terms of repayment.

During the three months ended March 31, 2023, the Company paid the management service fee of $0, to a company controlled by its director, Dr. Lee.

During the three months ended March 31, 2023, the Company paid the director fee of $31,770 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 16 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2023 and 2022, there was no single customer whose revenue exceeded 10% of the revenue.

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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company is committed to the below contractual arrangements.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of March 31, 2023, the remaining balance for Equity Purchase from the Investor was $30,000,000.

NOTE 18 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Concerning Forward-Looking Statements” on page vii.

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

Commentary on finance revenue – providing stability to the business

The lending segment is providing a stable revenue to the Group, and we generated approximately US$1.65 million and US$1.63 million for the three months ended March 31, 2023 and 2022, respectively. Our finance companies are licensed to originate personal loans, company loans and mortgage loans in Hong Kong, and generate interest income from these loans. In contrast to the significant growth in DOT revenue, our finance companies have long been established in Hong Kong and thus, the growth of the business is relatively steady. Despite the global economic situation and consequences caused by the pandemic, we believe that there is always a need for borrowing, and anticipate our lending segment to continue to provide stable revenue in the near future.

Other Activities

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-months period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of March 31, 2023, the remaining balance for Equity Purchase from the Investor was $30,000,000.

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

As of March 31, 2023, we had a working capital of $xx and accumulated deficit of $xx. As a result, our continuation as a going concern is dependent upon improving our profitability and continued financial support from our stockholders or other capital sources. Management believes that continued financial support from existing shareholders and external financing will provide the additional cash necessary to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

Comparison of the three months ended March 31, 2023 and March 31, 2022

The following table sets forth certain operational data for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three months ended March 31,
	2023	2022
Revenue:
Lending segment	$1,555,976	$1,666,141
Arts and collectibles technology (“ACT”) segment	598,647	2,514,806
Total revenue	2,154,623	4,180,947
Cost of revenue:
Lending segment	(58,927)	(46,906)
ACT segment	(315,399)	(665,759)
Gross profit	1,780,297	3,468,282
Operating expenses:
Sales and marketing	(30,525)	(19,365,656)
Corporate development	(57,345)	(28,988,606)
Technology and development	(10,703)	(24,353,672)
General and administrative	(3,902,428)	(2,729,002)
Loss from operations	(2,220,704)	(61,967,654)
Total other expense, net	(225,552)	(216,335)
Loss before income taxes	(2,446,256)	(62,183,989)
Income tax expense	(170,066)	(211,155)

NET LOSS	$(2,616,322)	$(62,395,144)
Non-cash consultancy expenses	-	-

ADJUSTED INCOME	$(2,616,322)	$(62,395,144)

Revenue. Revenue for the three months ended March 31, 2023 and 2022 was $2,154,623 and $4,180,947. The decrease in revenue of approximately $2,026,324 is primarily due to the decrease from the sales of collectibles. During the three months ended March 31, 2023 and 2022, revenues were mainly attributable to the lending segment representing 72% and 28%, and ACT segment representing 40% and 60%, respectively.

Cost of Revenue. Cost of revenue of approximately $374,326 for the three months ended March 31, 2023 consisted primarily of interest expense and cost of collectibles. The decrease in cost of revenues of approximately $338,339 from the comparable period in 2022 was mainly due to the decrease in sales in ACT segment which led to the decrease in cost of collectibles.

Gross Profit. We achieved a gross profit of $1,780,297 and $3,468,282 for the three months ended March 31, 2023, and 2022, respectively. The decrease in gross profit for the three months ended March 31, 2023 was approximately $1,687,985, which was mainly due to the decrease in gross profit is primarily attributable to decrease in our ACT segment volume.

Sales and marketing. We incurred sales and marketing expenses of $30,525 and $19,364,656 for the three months ended March 31, 2023, and 2022, respectively. Sales and marketing expenses consist primarily of costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses. Sales and marketing expense decreased by approximately $19,334,131 in the three months ended March 31, 2023 from $19,364,656 in the same period of 2022. The decrease was primarily due to the decrease in non-cash consultancy expenses charged by consultants for marketing events for ACT segment.

Corporate development. We incurred corporate development expenses of $57,345 and $18,988,606 for the three months ended March 31, 2023, and 2022, respectively. Corporate development expenses consist primarily of personnel-related expenses incurred to support our corporate development. Corporate development expenses decreased by approximately $18,931,261 in the three months ended March 31, 2023 from $18,988,606 in the same period of 2022. The increase was primarily due to the decrease in non-cash consultancy expense charged by consultants for corporate and community development for ACT segment.

Technology and development. We incurred technology and development expenses of $10,703 and $24,353,672 for the three months ended March 31, 2023, and 2022, respectively. Technology and support expenses consist primarily of (i) development of the DOT (digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives. Technology and development expenses decreased by approximately $24,342,969 in the three months ended March 31, 2023 from $24,353,672 in the same period of 2022. The increase was primarily due to the decrease in non-cash consultancy fee charged by 3D technology consultants for ACT segment.

General and administrative. We incurred general and administrative expenses of $3,902,428 and $2,729,002 for the three months ended March 31, 2023, and 2022, respectively. General and administrative expenses consist primarily of professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. General and administrative expenses increased by approximately $1,173,426 in the three months ended March 31, 2023 from $2,729,002 in the same period of 2022. The increase was primarily due to the increase directors’ remuneration, and management fee charged by a related company owned by the director of the Company.

Other Income (expense), net. We incurred net other expense of $225,552 and $216,335 for the three months ended March 31, 2023 and 2022, respectively.

Income Tax Expense. Our income tax expense for the three months ended March 31, 2023 and 2022 was $170,066 and $211,155, respectively.

Net Loss. During the three months ended March 31, 2023 and 2022, we incurred a net loss of $2,616,322 and $62,391,753, respectively. The decrease in net loss for the three months ended March 31, 2023 of $59,775,431 was mainly attributed from the decrease in operating expenses.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $1,811,182 and $2,468,828.

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

	Three Months Ended March 30,
	2023	2022
Net cash provided by (used in) operating activities	$(566,148)	$959,805
Net cash provided by investing activities	-	34,125
Net cash provided by (used in) financing activities	$52,772	$(406,311)

Net Cash Provided by (Used In) Operating Activities.

For the three months ended March 31, 2023, net cash used in operating activities was $590,146 which consisted primarily of a net loss of $2,618,284, imputed interest expense of $237,118, amortization of $868,258, shares issued for services rendered of $168,852, a decrease in inventory of $14,277, an increase in loan interest and fee receivables of $1,229,975, an decrease in accounts payables of $356,844 and an decrease in income tax payable of $170,066; offset by a decrease in loan receivables of $735,059.

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

Net Cash Provided by (Used in) Investing Activities.

For the three months ended March 31, 2023 and 2022, net cash provided by investment activities was $0 and $34,125, respectively. The net cash used in investing activities for the three months ended March 31, 2022 mainly consisted of disposal of property and equipment of $2,599 and cash from acquisition of a subsidiary of $33,404; offset by purchase of intangible assets of $1,878.

Net Cash Provided By (Used In) Financing Activities.

For the three months ended March 31, 2023, net cash provided by financing activities was $76,768 consisting of repayment of advance from related parties of $748,697; offset by repayment of loan payables of $504,463.

For the three months ended March 31, 2022, net cash used in financing activities was $406,311 consisting of repayment of advance from related parties of $827,715; offset by proceeds of loan payables of $421,404.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be significantly higher than 2022. As of March 31, 2023, we had an accumulated deficit of $xx. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of March 31, 2023:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	24,679,775	24,679,775	–	–	–
Operating lease liabilities	109,058	103,487	5,571	–	–
Other contractual liabilities (1)			–	–	–
Commercial commitments	–	–	–	–	–
Bank loan repayment	–	–	–	–	–
Total obligations	$24,788,833	24,783,262	$5,571	–	–

(1)	Includes all obligations included in “Accrued liabilities and other payables” and “Accrued consulting and service fee” in current liabilities in the “Unaudited Condensed Consolidated Balance Sheets” that are contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as of March 31, 2023.

As of March 31, 2023, the Company had 800,000,000 shares of its common stock to be issued.

Critical Accounting Policies and Estimates

For a detailed description of the Critical Accounting Policies and Estimates of the Company, please refer to Part II, ITEM 7 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in our Annual Report Form 10-K for the year ended December 31, 2022 filed with the SEC on April 17, 2023.

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

ITEM 4 Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of March 31, 2023, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 22, 2023