Form 10-Q/A
period 2023-03-31
Cosmos Group Holdings Inc.
filed 2023-05-31
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 1 to

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

EXPLANATORY PARAGRAPH

Cosmos Group Holdings Inc (the “Company”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q for the quarterly period ended March 31, 2023, which was originally filed with the Securities Exchange Commission (“SEC”) on May 22, 2023. This amendment is filed solely for the purpose of correcting an inadvertent error that occurred in the disclosure of convertible notes payable.

i

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

v

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

Root Ventures Note

On November 11, 2022, the Company and Root Ventures, LLC (“Root Ventures”) entered into a Securities Purchase Agreement, whereby the Company issued a promissory note to Root Ventures (“Root Ventures Note”) in the original principal amount of $33,000. The Root Ventures Note is convertible into shares of the common stock of the Company one hundred eighty (180) days following the date of funding at a price equal to 60% of the average of two (2) lowest trading price of the Company’s common stock for the fifteen (15) trading days prior to conversion. The Root Ventures Note bears interest at 10% per annum and is due on November 10, 2023.

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

As of March 31, 2023 and December 31, 2022, the Company did not prepay the convertible note payables and accrued convertible notes interest expense of $1,544 and $979, respectively.

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

Date: May 31, 2023