Form 10-Q
period 2023-06-30
Cosmos Group Holdings Inc.
filed 2023-08-21
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 18, 2023, the Company had outstanding 457,000,915 shares of common stock.

INTRODUCTORY COMMENTS

References in this report to the “Company,” “COSG,” “we,” “us” and “our” refer to Cosmos Group Holdings Inc., a Nevada company (also known as Coinllectibles, Inc.), and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

We are a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Cosmos Group Holdings Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and Singaporean authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023 (the “Form 10-K”).

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

TABLE OF CONTENTS.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30,	December 31,
	2023	2022
		(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$1,929,922	$2,468,828
Loan receivables, net	17,424,747	17,757,942
Loan interest and fee receivables, net	1,146,609	358,872
Inventories	1,157,451	1,164,887
Prepayments and other receivables	734,358	701,877
Right-of-use assets, net	79,828	160,945

Total current assets	22,472,915	22,613,351

Non-current assets:
Property and equipment, net	55,592	57,087
Intangible assets, net	11,603,289	13,339,427
Loan receivables, net	3,256,195	3,100,057

TOTAL ASSETS	$37,387,991	$39,109,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,751,007	$2,381,429
Accrued liabilities and other payables	377,529	465,890
Accrued consulting and service fee	5,077,589	2,851,719
Loan payables	1,082,980	1,823,536
Amounts due to related parties	24,550,691	23,931,078
Income tax payable	864,018	719,081
Convertible note payables	215,750	383,058
Operating lease liabilities	83,035	136,800

Total current liabilities	35,002,599	32,692,591

Non-current liabilities
Operating lease liabilities:	-	29,725

TOTAL LIABILITIES	35,002,599	32,722,316

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 1,470,074,915 and 454,398,143 issued and outstanding as of June 30, 2023 and December 31, 2022	1,470,075	454,398
Common stock to be issued	400,000	400,000
Additional paid-in capital	143,376,793	133,631,985
Accumulated other comprehensive income (loss)	24,891	18,554
Accumulated deficit	(142,876,256)	(128,107,220)
	2,395,503	6,397,717
Noncontrolling interest	(10,111)	(10,111)

Stockholders’ equity	2,385,392	6,387,606

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,387,991	$39,109,922

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2023
Revenue, net
Lending segment	$1,542,215	$1,649,528	$3,098,191	$3,315,669
Arts and collectibles technology segment	(1,296)	3,043,530	597,351	5,558,336
	1,540,919	4,693,058	3,695,542	8,874,005
Cost of revenue
Lending segment	(35,797)	(293,385)	(94,724)	(340,291)
Arts and collectibles technology segment	(51,574)	(141,376)	(366,973)	(807,135)
	(87,371)	(434,761)	(461,697)	(1,147,426)
Gross profit	1,453,548	4,258,297	3,233,845	7,726,579
Operating expenses:
Sales and marketing expenses	(94,351)	(6,892,199)	(124,876)	(26,256,855)
Corporate development expense	137	(6,743,525)	(57,208)	(25,732,131)
Technology and development expense	(6,177)	(8,204,895)	(16,880)	(32,558,567)
General and administrative expenses	(13,050,822)	(2,669,294)	(16,953,250)	(5,398,296)
Total operating expenses	(13,151,213)	(24,509,913)	(17,152,214)	(89,945,849)

LOSS FROM OPERATION	(11,697,665)	(20,251,616)	(13,918,369)	(82,219,270)

Other income (expense):
Interest income	961	2,116	2,067	2,155
Convertible notes interest expense	(8,887)	-	(10,431)	-
Impairment loss on digital assets	-	(6,957)	-	(10,156)
Imputed interest expense	(223,777)	(242,377)	(460,895)	(479,491)
Loan interest expense	(58,100)	-	(77,238)	-
Sundry income	20,150	31,069	51,292	55,008
Total other expense, net	(269,653)	(216,149)	(495,205)	(432,484)

LOSS BEFORE INCOME TAXES	(11,967,318)	(20,467,765)	(14,413,574)	(82,651,754)
Income tax expense	(185,396)	(146,113)	(355,462)	(357,268)
NET LOSS	(12,152,714)	(20,613,878)	(14,769,036)	(83,009,022)
Net income attributable to noncontrolling interest	-	45,972	-	42,581
Net loss attributable to common shareholders	(12,152,714)	(20,659,850)	(14,769,036)	(83,051,603)
Other comprehensive (loss) income:
Foreign currency adjustment (loss) gain	(30,492)	5,922	6,337	(4,520)
COMPREHENSIVE LOSS	$(12,183,206)	$(20,653,928)	$(14,762,699)	$(83,056,123)
Net loss per share:
– Basic	$(0.01)	$(0.06)	$(0.01)	$(0.23)
– Diluted	$(0.01)	$(0.06)	$(0.02)	$(0.23)
Weighted average common shares outstanding
– Basic	1,470,074,915	364,686,715	1,470,074,915	364,686,715
– Diluted	1,158,359,838	364,686,715	808,884,455	364,686,715

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,769,036)	$(83,009,022)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation of property and equipment	2,914	1,986,506
Amortization of intangible assets	1,736,516	4,325
Imputed interest expense	460,893	479,491
Digital assets received as revenue	-	(5,746,724)
Digital assets paid for expense	-	5,584,209
Impairment loss on digital assets	-	10,156
Share issued for services rendered	10,299,592	82,656,800

Change in operating assets and liabilities:
Loan receivables	177,057	(1,600,347)
Loan interest and fee receivables	(787,737)	199,527
Inventories	7,436	773,917
Prepayment and other receivables	(32,481)	23,697
Accrued liabilities and other payables	(88,361)	51,139
Accrued consulting and service fee	2,225,870	1,089,371
Accounts payables	369,578	135,300
Right-of-use assets and operating lease liabilities	27,352	(2,867)
Income tax payable	355,462	357,268
Net cash (used in) provided by operating activities	(14,945)	2,992,746

Cash flows from investing activities:
Payment to acquire property and equipment	-	(2,861)
Payment to acquire intangible assets	-	(1,874)
Cash from acquisition of subsidiary	-	33,336
Net cash provided by investing activities	-	28,601

Cash flows from financing activities:
(Repayment of) proceeds from loan payables	(740,556)	580,788
Advance from (repayment of) related parties	619,613	(2,947,618)
Repayment to convertible note payables	(197,033)	-
Net cash used in financing activities	(317,976)	(2,366,830)

Foreign currency translation adjustment	(205,985)	(13,358)

Net change in cash and cash equivalents	(538,906)	641,159

BEGINNING OF PERIOD	24,68,828	1,131,128

END OF PERIOD	$1,929,922	$1,772,287

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$94,724	$340,291

 See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Common stock	Additional	Accumulated other		Non-	Total stockholders’
	No. of shares	Amount	to be issued	paid-in capital	comprehensive (loss) income	(Accumulated losses)	controlling interest	equity (deficit)

Balance as of January 1, 2023	454,398,143	$454,398	$400,000	133,631,985	$18,554	$(128,107,220)	$(10,111)	$6,387,606

Foreign currency translation adjustment	-	-	-	-	36,829	-	-	36,829
Imputed interest on related party loans	-	-	-	237,118	-	-	-	237,118
Share issued for services rendered	2,602,772	2,603	-	166,249	-	-	-	168,852
Net loss for the period	-	-	-	-	-	(2,616,322)	-	(2,616,322)

Balance as of March 31, 2023	457,000,915	$457,001	$400,000	134,035,352	$55,383	$(130,723,452)	$(10,111)	$4,214,083

Foreign currency translation adjustment	-	-	-	-	(30,492)	-	-	(30,492)
Imputed interest on related party loans	-	-	-	223,775	-	-	-	223,775
Share issued for services rendered	1,013,074,000	1,013,074	-	9,117,666	-	-	-	10,130,740
Net loss for the period	-	-	-	-	-	(12,152,714)		(12,152,714)

Balance as of June 30, 2023	1,470,074,915	$1,470,075	$400,000	$143,376,793	$24,891	$(142,876,256)	$(10,111)	$2,385,392

	Common stock		Common stock	Additional	Accumulated other	(Accumulated losses)	Non-	Total stockholders’
	No. of shares	Amount	to be issued	paid-in capital	comprehensive loss	retained earnings	controlling interest	(deficit) equity

Balance as of January 1, 2022	358,067,481	$358,067	$806,321	$44,930,337	$(7,588)	$(26,436,477)	$118,409	$19,769,069

Foreign currency translation adjustment	-	-	-	-	(10,442)	-	-	(10,442)
Imputed interest on related party loans	-	-	-	236,336	-	-	-	236,336
Commitment Share issued for private placement	100,000	100	-	(100)	-	-	-	-
Share issued for acquired subsidiary	153,060	154	-	612,086	-	-	12,966	625,206
Net loss for the period	-	-	-	-	-	(62,391,753)	(3,391)	(62,395,144)

Balance as of March 31, 2022	358,320,541	$358,321	$806,321	$45,778,659	$(18,030)	$(88,828,230)	$127,984	$(41,774,975)

Foreign currency translation adjustment	-	-	-	-	5,922	-	-	5,922
Imputed interest on related party loans	-	-	-	241,872	-	-	-	241,872
Share issued for service rendered	26,985,556	26,985	(6,321)	82,636,136				82,656,800
Net loss for the period	-	-	-	-	-	(20,659,850)	45,972	(20,613,878)

Balance as of June 30, 2022	385,306,097	$385,306	$800,000	$128,656,667	$(12,108)	$(109,488,080)	$173,956	$20,515,741

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

In the opinion of management, the consolidated balance sheet as of December 31, 2022 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Description of subsidiaries

Company name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held
Massive Treasure Limited	BVI, limited liability company	Investment holding	50,000 ordinary shares with a par value of US$1 each	100%

Coinllectibles DeFi Limited	Hong Kong, limited liability company	Financing service management in Hong Kong	10,000 ordinary shares for HK$10,000	100%

Coinllectibles Private Limited	Singapore, limited liability company	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

Healthy Finance Limited#	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

8M Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	10 ordinary shares for HK$10	100%

Dragon Group Mortgage Limited#	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

E-on Finance Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	2 ordinary shares for HK$2	100%

Lee Kee Finance Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	920,000 ordinary shares for HK$920,000	51%

Rich Finance (Hong Kong) Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

Long Journey Finance Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	100 ordinary shares for HK$100	51%

Vaav Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

Star Credit Limited	Hong Kong, limited liability company	Money lending service in Hong Kong	1,000,000 ordinary shares for HK$1,000,000	51%

NFT Limited	BVI, limited liability company	Procurement of intangible assets in Hong Kong	10,000 ordinary shares with a par value of US$1 each	51%

Grandway Worldwide Holding Limited	BVI, limited liability company	Development of mobile application	50,000 ordinary shares for USD$50,000	51%

Grand Town Development Limited	Hong Kong, limited liability company	Provision treasury management	2 ordinary shares for HK$2	100%

Grand Gallery Limited	Hong Kong, limited liability company	Procurement of art and collectibles in Hong Kong	400,000 ordinary shares for HK$400,000	80%

Phoenix Waters Group Limited	BVI, limited liability company	Investment holding	50,000 ordinary shares with a par value of US$1 each	100%

#	These subsidiaries were disposed on June 30, 2023

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists and the costs associated with token minting for collectible pieces. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from June 30, 2023.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Depreciation expense for the six months ended June 30, 2023 and 2022 totaled $2,914 and $4,325, respectively.

Depreciation expense for the three months ended June 30, 2023 and 2022 totaled $1,595 and $2,339, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Lending Business

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong. During the six months ended June 30, 2023 and 2022, the Company originated loans generally ranging from $644 to $579,000, with terms ranging from 1 week to 120 months. The Company mainly derives a portion of its revenue from loan which is specifically excluded from the scope of this standard, that is, interest on loan receivable is accrued monthly and credited to income as earned.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the six months ended June 30, 2023 and 2022.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the following periods:

	June 30, 2023	June 30, 2022
Period-end HKD:US$ exchange rate	0.1276	0.1274
Period average HKD:US$ exchange rate	0.1276	0.1278

	June 30, 2023	June 30, 2022
Period-end SGD:US$ exchange rate	0.7383	0.7189
Period average SGD:US$ exchange rate	0.7483	0.7328

●	Comprehensive income

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of June 30, 2023, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

The Company has suffered from an accumulated deficit of $133,026,376 and working capital of $12,810,630 at June 30, 2023. The continuation of the Company as a going concern in the next twelve months is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 5 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Interest income	$1,542,215	$1,649,528	$3,098,191	$3,315,669
ACT income
- Sale of arts and collectibles products	(1,296)	198,304	597,351	1,406,450
- Transaction fee income and others	-	2,845,226	-	4,151,886
	(1,296)	3,043,530	597,351	5,558,336

	$1,540,919	$4,693,058	$3,695,542	$8,874,005

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

	Three months ended June 30, 2023
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$1,542,215	$-	$1,542,215
Arts and collectibles technology income	-	(1,296)	(1,296)
Total revenue, net	1,542,215	(1,296)	1,540,919

Cost of revenue:
Interest expense	(35,797)	-	(35,797)
Arts and collectibles technology expense	-	(51,574)	(51,574)
Total cost of revenue	(35,797)	(51,574)	(87,371)

Gross profit	1,506,418	(52,870)	1,453,548

Operating expenses
Sales and marketing	(93,683)	(668)	(94,351)
Corporate development	-	137	137
Technology and development	-	(6,177)	(6,177)
General and administrative	(1,823,363)	(11,227,459)	(13,050,822)
Total operating expenses	(1,917,046)	(11,234,167)	(13,151,213)

Loss from operations	(410,628)	(11,287,037)	(11,987,411)

Other income (expense):
Interest income	909	52	961
Convertible notes interest expense		(8,887)	(8,887)
Imputed interest expense	(223,777)	-	(223,777)
Loan interest expense	-	(58,100)	(58,100)
Sundry income	20,150	-	20,150
Total other expenses, net	(202,718)	(66,935)	(269,653)

Segment loss	$(613,346)	$(11,353,972)	$(11,967,318)

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30, 2022
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$1,649,528	$-	$1,649,528
Arts and collectibles technology income	-	3,043,530	3,043,530
Total revenue, net	1,649,528	3,043,530	4,693,058

Cost of revenue:
Interest expense	(293,385)	-	(293,385)
Arts and collectibles technology expense	-	(141,376)	(141,376)
Total cost of revenue	(293,385)	(141,376)	(434,761)

Gross profit	1,356,143	2,902,154	4,258,297

Operating Expenses
Sales and marketing	(246,234)	(6,645,965)	(6,892,199)
Corporate development	-	(6,743,525)	(6,743,525)
Technology and development	-	(8,204,895)	(8,204,895)
General and administrative	(803,139)	(1,866,155)	(2,669,294)
Total operating expenses	(1,049,373)	(23,460,540)	(24,509,913)

Income (loss) from operations	306,770	(20,558,386)	(20,251,616)

Other income (expense):
Interest income	2,113	3	2,116
Impairment loss on digital assets	-	(6,957)	(6,957)
Imputed interest expense	(242,377)	-	(242,377)
Sundry income	30,563	506	31,069
Total other expenses, net	(209,701)	(6,448)	(216,149)

Segment income (loss)	$97,069	$(20,564,834)	$(20,467,765)

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30, 2023
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$3,098,191	$-	$3,098,191
Arts and collectibles technology income	-	597,351	597,351
Total revenue, net	3,098,191	597,351	3,695,542

Cost of revenue:
Interest expense	(94,724)	-	(94,724)
Arts and collectibles technology expense	-	(366,973)	(366,973)
Total cost of revenue	(94,724)	(366,973)	(461,697)

Gross profit	3,003,467	230,378	3,233,845

Operating Expenses
Sales and marketing	(119,226)	(5,650)	(124,876)
Corporate development	-	(57,208)	(57,208)
Technology and development	-	(16,880)	(16,880)
General and administrative	(4,776,954)	(12,176,296)	(16,953,250)
Total operating expenses	(4,896,180)	(12,256,034)	(17,152,214)

Loss from operations	(1,892,713)	(12,025,656)	(13,918,369)

Other income (expense):
Interest income	1,975	92	2,067
Convertible notes interest expense	-	(10,431)	(10,431)
Imputed interest expense	(460,895)	-	(460,895)
Loan interest expense	-	(77,238)	(77,238)
Sundry income	51,292	-	51,292
Total other expenses, net	(407,628)	(87,577)	(495,205)

Segment loss	$(2,300,341)	$(12,113,233)	$(14,413,574)

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30, 2022
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$3,315,669	$-	$3,315,669
Arts and collectibles technology income	-	5,558,336	5,558,336
Total revenue, net	3,315,669	5,558,336	8,874,005

Cost of revenue:
Interest expense	(340,291)	-	(340,291)
Arts and collectibles technology expense	-	(807,135)	(807,135)
Total cost of revenue	(340,291)	(807,135)	(1,147,426)

Gross profit	2,975,378	4,751,201	7,726,579

Operating Expenses
Sales and marketing	(252,918)	(26,003,937)	(26,256,855)
Corporate development	-	(25,732,131)	(25,732,131)
Technology and development	-	(32,558,567)	(32,558,567)
General and administrative	(1,812,660)	(3,585,636)	(5,398,296)
Total operating expenses	(2,065,578)	(87,880,271)	(89,945,849)

Income (loss) from operations	909,800	(83,129,070)	(82,219,270)

Other income (expense):
Interest income	2,149	6	2,155
Impairment loss on digital assets	-	(10,156)	(10,156)
Imputed interest expense	(479,491)	-	(479,491)
Sundry income	54,502	506	55,008
Total other expenses, net	(422,840)	(9,644)	(432,484)

Segment income (loss)	$486,960	$(83,138,714)	$(82,651,754)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Hong Kong	$1,542,215	1,649,528	$3,098,191	3,315,669
Around the world	(1,296)	3,043,530	597,351	5,558,336

	1,540,919	4,693,058	3,695,542	8,874,005

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 - LOAN RECEIVABLES, NET

The Company’s loan portfolio was as follows:

	June 30, 2023	December 31, 2022

Personal loans	$3,676,109	$17,352,856
Commercial loans	1,597,824	1,186,339
Mortgage loans	19,611,852	1,294,601
Total loans	24,885,785	19,833,796
Less: Allowance for loan losses	(4,204,843)	(781,202)
Loans receivables, net	$20,680,942	$19,052,594

Reclassifying as:
Current portion	$17,424,747	$19,052,594
Non-current portion	3,256,195	-

Total loans receivables	$20,680,942	$19,052,594

The interest rates on loans issued were ranged from 13% to 59% (2022: from 13% to 59%) per annum for the six months ended June 30, 2023 and 2022.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 - INTANGIBLE ASSETS, NET

A summary of intangible assets as of June 30, 2023 and December 31, 2022 is as follows:

	Estimated useful life	June 30, 2023	December 31, 2022
At cost:
Acquired technology software	5 years	$17,344,690	$17,344,690
Trademarks and trade name	10 years	39,500	39,270
Less: accumulated amortization		(5,789,384)	(4,052,889)
Foreign translation adjustment		8,483	8,356
		$11,603,289	$13,339,427

As of June 30, 2023, the estimated annual amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows

Period ending June 30:
2024	$3,473,736
2025	3,473,736
2026	3,473,736
2027	1,161,112
2028	4,800
Thereafter	16,169
$11,603,289

Amortization of intangible assets for the three months ended June 30, 2023 and 2022 totaled $1,736,516 and $993,257, respectively.

Amortization of intangible assets for the six months ended June 30, 2023 and 2022 totaled $16,268,258 and $1,986,506, respectively.

NOTE 9 - LOAN PAYABLES

The amounts represented temporary advances received from the third parties for the lending business, which carried annual interest at the rate of 18% to 21%. These amounts were unsecured and will become repayable within one year. The loan payable balance was $1,082,980 and $1,823,536 as of June 30, 2023 and December 31, 2022, respectively.

Interest related to the loan payables was $58,100 and $293,385 for the three months ended June 30, 2023 and 2022, respectively.

Interest related to the loan payables was $77,238 and $340,291 for the six months ended June 30, 2023 and 2022, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 10 - AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company for the lending business, which were unsecured, interest-free and had no fixed terms of repayments. The related party balances were $24,550,691 and $23,931,078 as of June 30, 2023 and December 31, 2022, respectively.

During the three and six months ended June 30, 2023, the Company recorded and imputed additional non-cash interest of $237,118 and $460,895 at the market rate of 5% per annum on these interest-free related party loans, under ASC 835-30 “Imputation of Interest”.

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

As of June 30, 2023, right-of-use assets were $79,828 and lease liabilities were $83,035.

For the three months ended June 30, 2023 and 2022, the Company charged to operations lease as expenses of $51,425 and $69,926, respectively.

For the six months ended June 30, 2023 and 2022, the Company charged to operations lease as expenses of $86,312 and $139,983, respectively.

As of June 30, 2023, the Company’s lease obligations will be matured in the next twelve months, with the present value of $83,035.

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

On August 2, 2022, the Company and Mr. Chan entered into a Note Purchase Agreement (“Chan Hin Yip Note”) pursuant to which the Company agreed to pay the Purchase Price via a promissory note that will be converted into shares of the Company’s common stock at a conversion price equal to 90% of the volume weighted average closing price of the Company’s common stock for the ten days immediately prior to February 2, 2023. The Chan Hin Yip Note bears interest at 1% per annum and is due on February 2, 2023. At the date of this report, Chan Hin Yip Note is currently in default.

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

As of June 30, 2023 and December 31, 2022, the Company did not prepay the convertible note payables and accrued convertible notes interest expense of $77,238 and $979, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 13 - STOCKHOLDERS’ EQUITY

Authorized stock

The Company’s authorized share is 5,000,000,000 common shares with a par value of $0.001 per share.

Common stock outstanding

As of June 30, 2023 and December 31, 2022, the Company had a total of 1,470,074,915 shares and 454,398,143 shares of its common stock issued and outstanding, respectively.

Common stock to be issued

As of June 30, 2023, the Company had 800,000,000 shares of its common stock to be issued to Dr. Lee, a director of the Company, in connection with the acquisition of Massive Treasure.

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

Stock-based compensation

During the six months ended June 30, 2023, the Company issued 1,015,676,772 shares of its common stock to consultants who have provided services to the Company to the Company under the Coinllectibles Inc. 2022 Stock Incentive Plan.

The stock-based compensation expenses for shares granted consultants during the six months ended June 30, 2023 and 2022 were $10,299,592 and $0, respectively.

NOTE 14 - INCOME TAX

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2023	2022
Current tax:
- Local	$-	$-
- Foreign	355,462	357,268

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense	$355,462	$357,268

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

For the six months ended June 30, 2023 and 2022, there were no operating income in US tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Republic of Singapore

The Company’s subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. The operation in Singapore incurred an operating loss due to certain charges within the group and there is no provision for income tax for the six months ended June 30, 2023 and 2022.

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

	Six months ended June 30,
	2023	2022
(Loss) income before income taxes	$(87,351)	$566,971
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(14,413)	93,550
Tax effect of non-deductible items	377,917	260,441
Tax effect of non-taxable items	-	(8,178
Net operating loss	(8,042)	11,455

Income tax expense	$355,462	$357,268

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$42,688	$102,932
Singapore tax regime	-	15,324,07
Hong Kong tax regime	14,413	13,019
Less: valuation allowance	(57,101)	(15,440,658)
Deferred tax assets, net	$-	$-

As of June 30, 2023, the operations in the United States of America incurred $586,941 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $123,258 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of June 30, 2023, the operations in Singapore incurred $99,244,42 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Singapore tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $16,871,555 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of June 30, 2023, the operations in Hong Kong incurred $1,603,070 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $264,507 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

During the three months ended June 30, 2023 and 2022, the Company paid the management service fee of $0 and $815,852, to a company controlled by its director, Dr. Lee.

During the three months ended June 30, 2023 and 2022, the Company paid the director fee of $92,468 and $30,000 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

During the six months ended June 30, 2023 and 2022, the Company paid the management service fee of $0 and $1,815,852, to a company controlled by its director, Dr. Lee.

During the six months ended June 30, 2023 and 2022, the Company paid the director fee of $124,238 and $60,000 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 16 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended June 30, 2023 and 2022, there was no single customer whose revenue exceeded 10% of the revenue.

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

(d) Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 17 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company is committed to the below contractual arrangements.

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of June 30, 2023, the remaining balance for Equity Purchase from the Investor was $30,000,000.

NOTE 18 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

Commentary on finance revenue – providing stability to the business

The lending segment is providing a stable revenue to the Group, and we generated approximately US$1.65 million and US$1.65 million for the six months ended June 30, 2023 and 2022, respectively. Our finance companies are licensed to originate personal loans, company loans and mortgage loans in Hong Kong, and generate interest income from these loans. In contrast to the significant growth in DOT revenue, our finance companies have long been established in Hong Kong and thus, the growth of the business is relatively steady. Despite the global economic situation and consequences caused by the pandemic, we believe that there is always a need for borrowing, and anticipate our lending segment to continue to provide stable revenue in the near future.

Other Activities

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-months period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of June 30, 2023, the remaining balance for Equity Purchase from the Investor was $30,000,000.

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

As of June 30, 2023, we had a working capital of $12,810,630 and accumulated deficit of $143,157,116. As a result, our continuation as a going concern is dependent upon improving our profitability and continued financial support from our stockholders or other capital sources. Management believes that continued financial support from existing shareholders and external financing will provide the additional cash necessary to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

Comparison of the three months ended June 30, 2023 and 2022

The following table sets forth certain operational data for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three months ended June 30,
	2023	2022
Revenue:
Lending segment	$1,542,215	$1,649,528
Arts and collectibles technology (“ACT”) segment	(1,296)	3,043,530
Total revenue	1,540,919	4,693,058
Cost of revenue:
Lending segment	(35,797)	(293,385)
ACT segment	(51,574)	(141,376)
Gross profit	1,453,548	4,258,297
Operating expenses:
Sales and marketing	(94,351)	(6,892,199)
Corporate development	137	(6,743,525)
Technology and development	(6,177)	(8,204,895)
General and administrative	(13,050,822)	(2,669,294)
Loss from operations	(11,697,665)	(20,251,616)
Total other expense, net	(269,653)	(216,149)
Loss before income taxes	(11,967,318)	(20,467,765)
Income tax expense	(185,396)	(146,113)

NET LOSS	$(12,152,714)	$(20,613,878)
Non-cash consultancy expenses	9,117,666	21,408,671

ADJUSTED (LOSS) INCOME	$(3,035,048)	$794,793

Revenue. Revenue for the three months ended June 30, 2023 and 2022 was $1,540,919 and $4,693,058. The decrease in revenue of approximately $3,152,139 is primarily due to the decrease from the sales of collectibles. During the three months ended June 30, 2023 and 2022, revenues were mainly attributable to the lending segment representing 100% and 35.1%, and ACT segment representing 0% and 64.9%, respectively.

Cost of Revenue. Cost of revenue of approximately $87,371 for the three months ended June 30, 2023 consisted primarily of interest expense and cost of collectibles. The decrease in cost of revenues of approximately $347,390 from the comparable period in 2022 was mainly due to the decrease in sales in ACT segment which led to the decrease in cost of collectibles.

Gross Profit. We achieved a gross profit of $1,453,548 and $4,258,297 for the three months ended June 30, 2023, and 2022, respectively. The decrease in gross profit for the three months ended June 30, 2023 was approximately $2,804,749, which was mainly due to the decrease in gross profit is primarily attributable to decrease in our ACT segment volume.

Sales and marketing. We incurred sales and marketing expenses of $94,351 and $6,892,199 for the three months ended June 30, 2023, and 2022, respectively. Sales and marketing expenses consist primarily of costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses. Sales and marketing expense decreased by approximately $6,797,848 in the three months ended June 30, 2023 from $6,892,199 in the same period of 2022. The decrease was primarily due to the decrease in non-cash consultancy expenses charged by consultants for marketing events for ACT segment.

Corporate development. We incurred corporate development expenses of ($137) and $6,743,525 for the three months ended June 30, 2023, and 2022, respectively. Corporate development expenses consist primarily of personnel-related expenses incurred to support our corporate development. Corporate development expenses decreased by approximately $6,743,662 in the three months ended June 30, 2023 from $6,743,525 in the same period of 2022. The increase was primarily due to the decrease in non-cash consultancy expense charged by consultants for corporate and community development for ACT segment.

Technology and development. We incurred technology and development expenses of $6,177 and $8,204,895 for the three months ended June 30, 2023, and 2022, respectively. Technology and support expenses consist primarily of (i) development of the DOT (digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives. Technology and development expenses decreased by approximately $8,198,718 in the three months ended June 30, 2023 from $8,204,895 in the same period of 2022. The increase was primarily due to the decrease in non-cash consultancy fee charged by 3D technology consultants for ACT segment.

General and administrative. We incurred general and administrative expenses of $13,050,822 and $2,669,294 for the three months ended June 30, 2023, and 2022, respectively. General and administrative expenses consist primarily of professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. General and administrative expenses increased by approximately $10,381,528 in the three months ended June 30, 2023 from $2,669,294 in the same period of 2022. The increase was primarily due to the increase directors’ remuneration, and management fee charged by a related company owned by the director of the Company.

Other expense, net. We incurred net other expense of $269,653 and $216,149 for the three months ended June 30, 2023 and 2022, respectively.

Income Tax Expense. Our income tax expense for the three months ended June 30, 2023 and 2022 was $185,396 and $146,113, respectively.

Net Loss. During the three months ended June 30, 2023 and 2022, we incurred a net loss of $12,152,714 and $20,613,878, respectively. The decrease in net loss for the three months ended June 30, 2023 of $8,180,304 was mainly attributed from the decrease in operating expenses.

Comparison of the six months ended June 30, 2023 and June 30, 2022

The following table sets forth certain operational data for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six months ended June 30,
	2023	2022
Revenue:
Lending segment	$3,098,191	$3,315,669
Arts and collectibles technology (“ACT”) segment	597,351	5,558,336
Total revenue	3,695,542	8,874,005
Cost of revenue:
Lending segment	(94,724)	(340,291)
ACT segment	(366,973)	(807,135)
Gross profit	3,233,845	7,726,579
Operating expenses:
Sales and marketing	(124,876)	(26,256,855)
Corporate development	(57,208)	(25,732,131)
Technology and support	(16,880)	(32,558,567)
General and administrative	(16,953,250)	(5,398,296)
Loss from operations	(13,918,369)	(82,219,270)
Total other expense, net	(495,205)	(432,484)
Loss before income taxes	(14,413,574)	(82,651,754)
Income tax expense	(355,462)	(357,268)

NET LOSS	$(14,769,036)	$(83,009,022)
Non-cash consultancy expenses	166,249	83,776,171

ADJUSTED (LOSS) INCOME	$(14,413,574)	$767,149

Revenue. Revenue for the six months ended June 30, 2023 and 2022 was $3,695,242 and $8,874,005. The decrease in revenue of approximately $5,178,463 is primarily due to the decrease from the sales of collectibles. During the three months ended June 30, 2023 and 2022, revenues were mainly attributable to the lending segment representing 84% and 28%, and ACT segment representing 16% and 60%, respectively.

Cost of Revenue. Cost of revenue of approximately $461,697 for the six months ended June 30, 2023 consisted primarily of interest expense and cost of collectibles. The decrease in cost of revenues of approximately $685,729 from the comparable period in 2022 was mainly due to the decrease in sales in ACT segment which led to the decrease in cost of collectibles.

Gross Profit. We achieved a gross profit of $3,233,845 and $7,726,579 for the six months ended June 30, 2023, and 2022, respectively. The decrease in gross profit for the three months ended June 30, 2023 was approximately $4,492,734, which was mainly due to the decrease in gross profit is primarily attributable to decrease in our ACT segment volume.

Sales and marketing. We incurred sales and marketing expenses of $124,876 and $26,256,855 for the six months ended June 30, 2023 and 2022, respectively. Sales and marketing expenses consist primarily of costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses. Sales and marketing expense decreased by approximately $26,131,979 in the six months ended June 30, 2023 from $26,256,855 in the same period of 2022. The decrease was primarily due to the decrease in non-cash consultancy expenses charged by consultants for marketing events for ACT segment.

Corporate development. We incurred corporate development expenses of $57,208 and $25,732,131 for the six months ended June 30, 2023 and 2022, respectively. Corporate development expenses consist primarily of personnel-related expenses incurred to support our corporate development. Corporate development expenses decreased by approximately $25,674,923 in the six months ended June 30, 2023 from $25,732,131 in the same period of 2022. The increase was primarily due to the decrease in non-cash consultancy expense charged by consultants for corporate and community development for ACT segment.

Technology and development. We incurred technology and development expenses of $16,880 and $32,558,567 for the six months ended June 30, 2023 and 2022, respectively. Technology and support expenses consist primarily of (i) development of the DOT (digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives. Technology and development expenses decreased by approximately $32,541,687 in the six months ended June 30, 2023 from $32,558,567 in the same period of 2022. The increase was primarily due to the decrease in non-cash consultancy fee charged by 3D technology consultants for ACT segment.

General and administrative. We incurred general and administrative expenses of $16,953,250 and $5,398,296 for the six months ended June 30, 2023, and 2022, respectively. General and administrative expenses consist primarily of professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. General and administrative expenses increased by approximately $11,554,954 in the six months ended June 30, 2023 from $5,398,296 in the same period of 2022. The increase was primarily due to the increase directors’ remuneration, and management fee charged by a related company owned by the director of the Company.

Other expense, net. We incurred net other income of $495,205 and $432,484 for the six months ended June 30, 2023 and 2022, respectively.

Income Tax expense. Our income tax expense for the six months ended June 30, 2023 and 2022 was $355,462 and $357,268, respectively.

Net Loss Income. During the six months ended June 30, 2023 and 2022, we incurred a net loss of $14,769,036 and (83,009,022, respectively. The decrease in net loss for the six months ended June 30, 2023 of $59,775,431 was mainly attributed from the decrease in operating expenses.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $1,929,922 and $2,468,828.

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

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(14,945)	$2,992,746
Net cash provided by investing activities	-	28,601
Net cash used financing activities	$(317,976)	$(2,366,830)

Net Cash (Used In) Provided by Operating Activities.

For the six months ended June 30, 2023, net cash used in operating activities was $14,945 which consisted primarily of a net loss of $14,769,036, imputed interest expense of $460,893, amortization of $17,736,516, shares issued for services rendered of $10,299,592, a decrease in inventory of $7,436, an increase in loan interest and fee receivables of $787,737, an increase in accounts payables of $369,578 and an increase in income tax payable of $355,462; offset by a decrease in loan receivables of $177,057.

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

Net Cash Provided by Investing Activities.

For the six months ended June 30, 2023 and 2022, net cash provided by investment activities was $0 and $28,601, respectively. The net cash used in investing activities for the six months ended June 30, 2022 mainly consisted of cash from acquisition of a subsidiary of $33,336; offset by acquisition of property and equipment of $2,861 and purchase of intangible assets of $1,874.

Net Cash Used In Financing Activities.

For the six months ended June 30, 2023, net cash provided by financing activities was $317,976 consisting of advance from related parties of 619,613; offset by repayment of loan payables of $740,556 and repayment to convertible note payables of $197,033.

For the six months ended June 30, 2022, net cash used in financing activities was $2,366,830 consisting of repayment of advance from related parties of $2,947,618; offset by proceeds from loan payables of $580,788.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be significantly higher than 2022. As of June 30, 2023, we had an accumulated deficit of $142,876,256. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of June 30, 2023:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	24,550,691	24,550,691	–	–	–
Operating lease liabilities	83,035	83,035	–	–	–
Other contractual liabilities (1)			–	–	–
Commercial commitments	–	–	–	–	–
Bank loan repayment	–	–	–	–	–
Total obligations	$24,633,726	24,633,726	$–	–	–

(1)	Includes all obligations included in “Accrued liabilities and other payables” and “Accrued consulting and service fee” in current liabilities in the “Unaudited Condensed Consolidated Balance Sheets” that are contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as of June 30, 2023.

As of June 30, 2023, the Company had 800,000,000 shares of its common stock to be issued.

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

ITEM 4 Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2023, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 21, 2023