Form 10-Q
period 2023-09-30
Cosmos Group Holdings Inc.
filed 2023-11-22
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had outstanding 1,870,992,244 shares of common stock.

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

TABLE OF CONTENTS.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30,	December 31,
	2023	2022
ASSETS		(Audited)
Current asset:
Cash and cash equivalents	$57,888	$2,468,828
Accounts receivable	7,491,754	-
Loan receivables, net	-	17,757,942
Loan interest and fee receivables, net	-	358,872
Inventories	1,147,109	1,164,887
Prepayments and other receivables	10,959	701,877
Income tax receivable	440	-
Right-of-use assets, net	-	160,945

Total current assets	8,708,150	22,613,351

Non-current assets:
Property and equipment, net	1,493	57,087
Intangible assets, net	10,735,203	13,339,427
Loan receivables, net	-	3,100,057

TOTAL ASSETS	$19,444,846	$39,109,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,794,264	$2,381,429
Accrued liabilities and other payables	136,084	465,890
Accrued consulting and service fee	5,077,589	2,851,719
Loan payables	-	1,823,536
Amounts due to related parties	6,350,245	23,931,078
Income tax payable	-	719,081
Convertible note payables	215,750	383,058
Promissory note payables	39,053,735	-
Operating lease liabilities	-	136,800

Total current liabilities	53,627,667	32,692,591

Non-current liabilities
Operating lease liabilities:	-	29,725

TOTAL LIABILITIES	53,627,667	32,722,316

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 1,870,992,244 and 454,398,143 issued and outstanding as of September 30, 2023 and December 31, 2022	1,870,992	454,398
Common stock to be issued	-	400,000
Additional paid-in capital	156,694,284	133,631,985
Accumulated other comprehensive income (loss)	(90,971)	18,554
Accumulated deficit	(192,659,942)	(128,107,220)
	(34,192,777)	6,397,717
Noncontrolling interest	9,956	(10,111)

Stockholders’ equity	(34,182,821)	6,387,606

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,444,846	$39,109,922

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue, net	$-	$2,493,100	$597,351	$8,051,436

Cost of revenue	53,372	(311,620)	(313,601)	(1,118,755)

Gross profit	53,372	2,181,480	283,750	6,932,681
Operating expenses:
Sales and marketing expenses	9	(491,783)	(5,641)	(26,495,720)
Corporate development expense	(13,905)	(510,786)	(71,113)	(26,242,917)
Technology and development expense	(18,489)	(273,839)	(35,369)	(32,832,406)
Metaverse and AI development expense	-	(5,000,000)	-	(5,000,000)
General and administrative expenses	(1,068,316)	(3,607,243)	(15,425,508)	(7,192,879)
Total operating expenses	(1,100,701)	(9,883,651)	(15,537,631)	(97,763,922)

LOSS FROM CONTINUING OPERATION	(1,047,329)	(7,702,171)	(15,253,881)	(90,831,241)

Other income (expense):
Interest income	99	84	191	90
Convertible notes interest expense	(4,516)	(979)	(14,947)	(979)
Gain (loss) on disposal of digital assets	-	206	-	206
Impairment loss on digital assets	-	(2,477)	-	(12,633)
Impairment loss on goodwill	(51,231)	-	(51,231)	-
Loan interest expense	(46,006)	(1,360)	(123,244)	(1,360)
Loss on disposal of subsidiaries	(48,610,283)	-	(48,610,283)	-
Sundry income	-	-	-	506
Total other expense, net	(48,711,937)	(4,526)	(48,799,514)	(14,170)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(47,043,982)	(7,706,697)	(64,053,395)	(90,845,411)
Income tax expense	-	(188,878)	-	(546,146)
LOSS FROM CONTINUING OPERATIONS	(47,043,982)	(7,895,575)	(64,053,395)	(91,391,557)
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income taxes	(2,729,883)	546,942	(489,506)	1,033,902
NET LOSS		(7,348,633)		(90,357,655)
Net income (loss) attributable to noncontrolling interest	9,821	(156,049)	9,821	(113,468)
Net loss attributable to common shareholders	(49,783,686)	(7,192,584)	(64,552,722)	(90,244,187)
Other comprehensive (loss) income:
Foreign currency adjustment loss	(115,862)	(11,403)	(109,525)	(15,923)
COMPREHENSIVE LOSS	$(49,899,548)	$(7,203,987)	$(64,662,247)	$(90,260,110)
Net loss per share:
– Basic	$(0.03)	$(0.02)	$(0.06)	$(0.24)
– Diluted	$(0.03)	$(0.02)	$(0.06)	$(0.24)
Weighted average common shares outstanding
– Basic	1,846,177,793	385,604,067	1,160,062,852	374,086,727
– Diluted	1,846,177,793	385,604,067	1,160,062,852	374,086,727

Share-based compensation expense included in operating expenses:
Sales and marketing expenses	$-	$150,225	$-	$25,913,695
Corporate development expense	-	333,225	-	25,646,926
Technology and development expense	-	45,000	-	32,105,000
General and administrative expenses	22,500	2,172,839	12,316,110	2,811,839
	$22,500	$2,701,289	$12,316,110	$86,477,460

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(64,053,395)	$(90,357,655)
Less: net loss from discontinued operations	(489,506)	1,033,902
Net loss from continuing operations	(64,053,395)	(91,391,557)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	663	6,341
Amortization of intangible assets	2,524,214	2,979,763
Imputed interest expense	-	714,696
Digital assets received as revenue	-	(8,025,885)
Digital assets paid for expense	-	8,029,743
Loss on disposal of digital assets	-	(206)
Impairment loss on digital assets	-	12,633
Impairment loss on goodwill	(51,231)	-
Shares issued for services rendered	10,322,092	83,856,800
Loss on disposal of subsidiaries	48,610,283	-

Change in operating assets and liabilities:
Accounts receivable	(583,113)	-
Loan receivables	-	(1,429,750)
Loan interest and fee receivables	-	184,327
Inventories	17,778	(975,512)
Prepayment and other receivables	6,497	51,114
Accrued liabilities and other payables	(174,252)	54,977
Accrued consulting and service fee	2,225,870	2,642,821
Accounts payables	-	1,977,320
Right-of-use assets and operating lease liabilities	-	(60,662)
Produced content cost	-	(67,272)
Income tax payable	-	546,146
Net cash (used in) provided by operating activities – Continuing operations	(1,644,100)	139,739
Net cash provided by operating activities – Discontinued operations	910,644	-
Net cash (used in) provided by operating activities	(816,278)	139,739

Cash flows from investing activities:
Payment to acquire property and equipment	-	(2,858)
Payment to acquire intangible assets	(145)	(1,874)
Cash from acquisition of subsidiary	10,246	33,322
Net cash provided by investing activities – Continuing operations	10,101	28,590
Net cash provided by investing activities – Discontinued operations	-	-
Net cash provided by investing activities	10,101	28,590

Cash flows from financing activities:
Proceeds from loan payables	-	327,110
(Repayment to) advance from related parties	(429,660)	59,684
(Repayment to) proceeds from convertible note payables	(197,033)	312,952
Net cash (used in) provided by financing activities – Continuing operations	(626,693)	699,746
Net cash (used in) provided by financing activities – Discontinued operations	(739,800)	-
Net cash (used in) provided by financing activities	(1,366,493)	699,746

Foreign currency translation adjustment	(321,092)	(24,156)

Net change in cash and cash equivalents	(2,410,940)	843,919

BEGINNING OF PERIOD	2,468,828	1,131,128

END OF PERIOD	$57,888	$1,975,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$94,782	$367,337

 See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Common stock	Additional	Accumulated other		Non-	Total stockholders’
	No. of shares	Amount	to be issued	paid- in capital	comprehensive (loss) income	(Accumulated losses)	controlling interest	equity (deficit)
Balance as of January 1, 2023	454,398,143	$454,398	$400,000	133,631,985	$18,554	$(128,107,220)	$(10,111)	$6,387,606
Foreign currency translation adjustment	-	-	-	-	36,829	-	-	36,829
Imputed interest on related party loans	-	-	-	237,118	-	-	-	237,118
Share issued for services rendered	2,602,772	2,603	-	166,249	-	-	-	168,852
Net loss for the period	-	-	-	-	-	(2,616,322)	-	(2,616,322)
Balance as of March 31, 2023	457,000,915	$457,001	$400,000	134,035,352	$55,383	$(130,723,452)	$(10,111)	$4,214,083
Foreign currency translation adjustment	-	-	-	-	(30,492)	-	-	(30,492)
Imputed interest on related party loans	-	-	-	223,775	-	-	-	223,775
Share issued for services rendered	1,013,074,000	1,013,074	-	9,117,666	-	-	-	10,130,740
Net loss for the period	-	-	-	-	-	(12,152,714)		(12,152,714)
Balance as of June 30, 2023	1,470,074,915	$1,470,075	$400,000	$143,376,793	$24,891	$(142,876,256)	$(10,111)	$2,385,392
Foreign currency translation adjustment	-	-	-	-	(115,862)	-	-	(115,862)
Shares cancelled	(352,941)	(353)	-	353	-	-	-	-
Shares cancelled for disposal of subsidiaries	(8,119,657)	(8,120)	-	13,296,888	-	-	-	13,288,768
Share issued for services rendered	2,250,000	2,250	-	20,250	-	-	-	22,500
Share issued for acquisition of subsidiaries	400,000,000	400,000	(400,000)	-	-	-	10,246	10,246
Net loss for the period	-	-	-	-	-	(49,783,686)	9,821	(49,773,865)
Balance as of September 30, 2023	1,863,852,317	$1,863,852	$-	$156,694,284	$(90,971)	$(192,659,942)	$9,956	$(34,182,821)

	Common stock		Common stock	Additional	Accumulated other	(Accumulated losses)	Non-	Total stockholders’
	No. of shares	Amount	to be issued	paid- in capital	comprehensive loss	retained earnings	controlling interest	(deficit) equity
Balance as of January 1, 2022	358,067,481	$358,067	$806,321	$44,930,337	$(7,588)	$(26,436,477)	$118,409	$19,769,069
Foreign currency translation adjustment	-	-	-	-	(10,442)	-	-	(10,442)
Imputed interest on related party loans	-	-	-	236,336	-	-	-	236,336
Commitment Share issued for private placement	100,000	100	-	(100)	-	-	-	-
Share issued for acquired subsidiary	153,060	154	-	612,086	-	-	12,966	625,206
Net loss for the period	-	-	-	-	-	(62,391,753)	(3,391)	(62,395,144)
Balance as of March 31, 2022	358,320,541	$358,321	$806,321	$45,778,659	$(18,030)	$(88,828,230)	$127,984	$(41,774,975)
Foreign currency translation adjustment	-	-	-	-	5,922	-	-	5,922
Imputed interest on related party loans	-	-	-	241,872	-	-	-	241,872
Share issued for service rendered	26,985,556	26,985	(6,321)	82,636,136				82,656,800
Net loss for the period	-	-	-	-	-	(20,659,850)	45,972	(20,613,878)
Balance as of June 30, 2022	385,306,097	$385,306	$800,000	$128,656,667	$(12,108)	$(109,488,080)	$173,956	$20,515,741
Foreign currency translation adjustment	-	-	-	-	(11,403)	-	-	(11,403)
Imputed interest on related party loans	-	-	-	234,959	-	-	-	234,959
Share issued for service rendered	1,452,785	1,452	-	1,198,548	-	-		1,200,000
Share issued for the acquisition of a subsidiary	164,516	165	-	246,609	-		(16,117)	230,657
Net loss for the period	-	-	-	-	-	(7,192,584)	(156,049)	(7,348,633)
Balance as of September 30, 2022	386,923,398	$386,923	$800,000	$130,336,783	$(23,511)	$(116,680,664)	$1,790	$14,821,321

 See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

In the opinion of management, the consolidated balance sheet as of December 31, 2022 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

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

On September 30, 2023, the Company discontinued and disposed the money lending business.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Description of subsidiaries

Company name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held
Massive Treasure Limited	BVI, limited liability company	Investment holding	50,000 ordinary shares with a par value of US$1 each	100%

Coinllectibles DeFi Limited	Hong Kong, limited liability company	Financing service management in Hong Kong	10,000 ordinary shares for HK$10,000	100%

Coinllectibles Private Limited	Singapore, limited liability company	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

Healthy Finance Limited#	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

8M Limited^	Hong Kong, limited liability company	Money lending service in Hong Kong	10 ordinary shares for HK$10	100%

Dragon Group Mortgage Limited#	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

E-on Finance Limited^	Hong Kong, limited liability company	Money lending service in Hong Kong	2 ordinary shares for HK$2	100%

Lee Kee Finance Limited^	Hong Kong, limited liability company	Money lending service in Hong Kong	920,000 ordinary shares for HK$920,000	51%

Rich Finance (Hong Kong) Limited^	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

Long Journey Finance Limited^	Hong Kong, limited liability company	Money lending service in Hong Kong	100 ordinary shares for HK$100	51%

Vaav Limited^	Hong Kong, limited liability company	Money lending service in Hong Kong	10,000 ordinary shares for HK$10,000	51%

Star Credit Limited^	Hong Kong, limited liability company	Money lending service in Hong Kong	1,000,000 ordinary shares for HK$1,000,000	51%

NFT Limited	BVI, limited liability company	Procurement of intangible assets in Hong Kong	10,000 ordinary shares with a par value of US$1 each	51%

Grandway Worldwide Holding Limited	BVI, limited liability company	Development of mobile application	50,000 ordinary shares for USD$50,000	51%

Grand Town Development Limited	Hong Kong, limited liability company	Provision treasury management	2 ordinary shares for HK$2	100%

Grand Gallery Limited	Hong Kong, limited liability company	Procurement of art and collectibles in Hong Kong	400,000 ordinary shares for HK$400,000	80%

Phoenix Waters Group Limited	BVI, limited liability company	Investment holding	50,000 ordinary shares with a par value of US$1 each	100%

#	These subsidiaries were disposed on June 30, 2023
^	These subsidiaries were disposed on September 30, 2023

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Use of estimates and assumptions

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include impairment loss on loan receivables, useful lives of intangible assets and property and equipment and deferred tax valuation allowance.

●	Discontinued operations

On September 30, 2023, the Company disposed the lending segment and related assets and liabilities have been accounted for as discontinued operations in the Company’s condensed consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s unaudited condensed consolidated statement of operations for all periods presented.

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of COSG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Segment reporting

Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements. The Company operates in two reportable operating segments in Hong Kong and Singapore. Lending segment was discontinued and disposed on September 30, 2023.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists and the costs associated with token minting for collectible pieces. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from September 30, 2023.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Loan receivables, net (discontinued operations)

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

Depreciation expense for the nine months ended September 30, 2023 and 2022 totaled $3,579 and $6,341, respectively.

Depreciation expense for the three months ended September 30, 2023 and 2022 totaled $1,984 and $2,016, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Arts and Collectibles Technology Business (Continuing operations)

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

Lending Business (discontinued operations)

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong. During the nine months ended September 30, 2023 and 2022, the Company originated loans generally ranging from $644 to $579,000, with terms ranging from 1 week to 120 months. The Company mainly derives a portion of its revenue from loan which is specifically excluded from the scope of this standard, that is, interest on loan receivable is accrued monthly and credited to income as earned.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the nine months ended September 30, 2023 and 2022.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the following periods:

	September 30, 2023	September 30, 2022
Period-end HKD:US$ exchange rate	0.1277	0.1274
Period average HKD:US$ exchange rate	0.1277	0.1277

	September 30, 2023	September 30, 2022
Period-end SGD:US$ exchange rate	0.7316	0.6973
Period average SGD:US$ exchange rate	0.7458	0.7271

●	Comprehensive income

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of September 30, 2023, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

NOTE 4 – GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from an accumulated deficit of $192,659,942 and working capital of $44,919,517 at September 30, 2023. The continuation of the Company as a going concern in the next twelve months is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 5 – DISPOSAL OF SUBSIDIARIES

During the nine months ended September 30, 2023, the Company disposed the lending segment and sold all equity interest. A loss of $48,610,283 was recognized from the disposal of subsidiaries.

NOTE 6 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Interest income (from discontinued operation)	$1,911	$1,517,764	$3,100,102	$4,833,433
ACT income
- Sale of arts and collectibles products	-	418,998	595,590	1,825,448
- Transaction fee income and others	-	2,074,102	-	6,225,988
	-	2,493,100	595,590	8,051,436

	$1,911	$4,010,864	$3,695,692	$12,884,869

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 – BUSINESS SEGMENT INFORMATION

Currently, the Company has two reportable business segments:

(i)	Lending Segment, mainly provides financing and lending services (discontinued on September 30, 2023); and

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

	Three months ended September 30, 2023
	Lending Segment (discontinued operation)	ACT Segment	Total
Revenue from external customers:
Interest income	$1,911	-	1,911
Arts and collectibles technology income	-	-	-
Total revenue, net	1,911	-	1,911

Cost of revenue:
Interest expense	(58)	-	(58)
Arts and collectibles technology expense	-	53,327	53,327
Total cost of revenue	(58)	53,327	53,314

Gross profit	1,853		55,225

Operating expenses
Sales and marketing	(74)	9	(65)
Corporate development	-	(13,905)	(13,905)
Technology and development	-	(18,489)	(18,489)
General and administrative	(15,908)	(1,068,316)	(1,084,224)
Total operating expenses	(15,982)	(1,100,701)	(1,116,683)

Loss from operations	(14,129)	(1,047,329)	(1,061,458)

Other income (expense):
Interest income	1	99	100
Convertible notes interest expense	-	(4,516)	(4,516)
Impairment loss on goodwill	-	(51,231)	(51,231)
Imputed interest expense	(284)	-	(284)
Loan interest expense	-	(46,006)	(46,006)
Loss on disposal of subsidiaries	(48,609,336)	(947)	(48,610,283)
Sundry income	32	-	32
Total other expenses, net	(48,609,587)	(102,601)	(48,712,188)

Segment loss	$(48,623,716)	(1,149,930)	(49,773,646)

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30, 2022
	Lending Segment (discontinued operation)	ACT Segment	Total
Revenue from external customers:
Interest income	$1,517,764	$-	$1,517,764
Arts and collectibles technology income	-	2,493,100	2,493,100
Total revenue, net	1,517,764	2,493,100	4,010,864

Cost of revenue:
Interest expense	(27,046)	-	(27,046)
Arts and collectibles technology expense	-	(311,620)	(311,620)
Total cost of revenue	(27,046)	(311,620)	(338,666)

Gross profit	1,490,718	2,181,480	3,672,198

Operating expenses
Sales and marketing	(7,681)	(491,783)	(499,464)
Corporate development	-	(510,786)	(510,786)
Technology and development	-	(273,839)	(273,839)
Metaverse and AI development	-	(5,000,000)	(5,000,000)
General and administrative	(737,558)	(3,607,243)	(4,344,801)
Total operating expenses	(745,239)	(9,883,651)	(10,628,890)

Income (loss) from operations	745,479	(7,702,171)	(6,956,692)

Other income (expense):
Interest income	104	84	188
Gain (loss) on disposal of digital assets	-	206	206
Impairment loss on digital assets	-	(2,477)	(2,477)
Convertible notes interest expense	-	(979)	(979)
Loan interest expense	-	(1,360)	(1,360)
Imputed interest expense	(235,205)	-	(235,205)
Sundry income	36,564	-	36,564
Total other expense, net	(198,537)	(4,526)	(203,063)

Segment income (loss)	$546,942	$(7,706,697)	$(7,159,755)

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine months ended September 30, 2023
	Lending Segment (discontinued operation)	ACT Segment	Total
Revenue from external customers:
Interest income	$3,100,102	-	3,100,102
Arts and collectibles technology income	-	597,351	597,351
Total revenue, net	3,100,102	597,351	3,697,453

Cost of revenue:
Interest expense	(94,782)	-	(94,782)
Arts and collectibles technology expense	-	(313,601)	(313,601)
Total cost of revenue	(94,782)	(313,601)	(408,383)

Gross profit	3,005,320	283,750	3,289,070

Operating Expenses
Sales and marketing	(119,300)	(5,641)	(124,941)
Corporate development	-	(71,113)	(71,113)
Technology and development	-	(35,369)	(35,369)
General and administrative	(4,792,862)	(13,244,612)	(18,037,474)
Total operating expenses	(4,912,162)	(13,356,735)	(18,268,897)

Loss from operations	(1,906,842)	(13,074,746)	(14,979,827)

Other income (expense):
Interest income	1,976	191	2,167
Convertible notes interest expense	-	(14,947)	(14,947)
Impairment loss on goodwill	-	(51,231)	(51,231)
Imputed interest expense	(461,179)	-	(461,179)
Loan interest expense	-	(123,244)	(123,244)
Loss on disposal of subsidiaries	(48,609,336)	(947)	(48,610,283)
Sundry income	51,324	-	51,324
Total other expenses, net	(49,017,215)	(190,178)	(49,207,393)

Segment loss	$(50,924,057)	(13,263,163)	(64,187,220)

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine months ended September 30, 2022
	Lending Segment (discontinued operation)	ACT Segment	Total
Revenue from external customers:
Interest income	$4,833,433	$-	$4,833,433
Arts and collectibles technology income	-	8,051,436	8,051,436
Total revenue, net	4,833,433	8,051,436	12,884,869

Cost of revenue:
Interest expense	(367,337)	-	(367,337)
Arts and collectibles technology expense	-	(1,118,755)	(1,118,755)
Total cost of revenue	(367,337)	(1,118,755)	(1,486,092)

Gross profit	4,466,096	6,932,681	11,398,777

Operating expenses
Sales and marketing	(260,599)	(26,495,720)	(26,756,319)
Corporate development	-	(26,242,917)	(26,242,917)
Technology and development	-	(32,832,406)	(32,832,406)
Metaverse and AI development	-	(5,000,000)	(5,000,000)
General and administrative	(2,550,218)	(7,192,879)	(9,743,097)
Total operating expenses	(2,810,817)	(97,763,922)	(100,574,739)

Income (loss) from operations	1,655,279	(90,831,241)	(89,175,962)

Other income (expense):
Interest income	211	90	301
Gain on disposal of digital assets	-	206	206
Impairment loss on digital assets	-	(12,633)	(12,633)
Convertible notes interest expense	-	(979)	(979)
Loan interest expense	-	(1,360)	(1,360)
Imputed interest expense	(714,696)	-	(714,696)
Sundry income	93,108	506	93,614
Total other expense, net	(621,377)	(14,170)	(635,547)

Segment income (loss)	$1,033,902	$(90,845,411)	$(89,811,509)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Hong Kong	$1,911	1,517,764	$3,100,102	4,833,433
Around the world	-	2,493,100	597,351	8,051,436

	1,911	4,010,864	3,697,453	12,884,869

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 – INTANGIBLE ASSETS, NET

A summary of intangible assets as of September 30, 2023 and December 31, 2022 is as follows:

	Estimated useful life	September 30, 2023	December 31, 2022
At cost:
Acquired technology software	5 years	$17,344,690	$17,344,690
Trademarks and trade name	10 years	39,415	39,270
Less: accumulated amortization		(6,657,665)	(4,052,889)
Foreign translation adjustment		8,763	8,356
		$10,735,203	$13,339,427

As of September 30, 2023, the estimated annual amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows

Period ending September 30:
2024	$3,473,760
2025	3,473,760
2026	3,473,760
2027	293,890
2028	4,812
Thereafter	15,221
$10,735,203

Amortization of intangible assets for the three months ended September 30, 2023 and 2022 totaled $868,260 and $993,257, respectively.

Amortization of intangible assets for the nine months ended September 30, 2023 and 2022 totaled $2,604,776 and $2,979,763, respectively.

NOTE 9 – ACCRUED CONSULTING AND SERVICE FEE

For the nine months ended September 30, 2023, the Company agreed to compensate certain business or professional service providers, in which rendered IT development service, sale and marketing service, corporate development service and administrative service. These accrued consulting and service fees totaled $5,077,589 and agreed to be settled in lieu of the common stock of the Company.

NOTE 10 – LOAN PAYABLES

The amounts represented temporary advances received from the third parties for the lending business, which carried annual interest at the rate of 18% to 21%. These amounts were unsecured and will become repayable within one year. The loan payable balance was $0 and $1,823,536 as of September 30, 2023 and December 31, 2022, respectively.

Interest related to the loan payables was $46,006 and $27,046 for the three months ended September 30, 2023 and 2022, respectively.

Interest related to the loan payables was $123,244 and $367,337 for the nine months ended September 30, 2023 and 2022, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 11 – AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company for the lending business, which were unsecured, interest-free and had no fixed terms of repayments. The related party balances were $6,350,245 and $23,931,078 as of September 30, 2023 and December 31, 2022, respectively.

During the three and nine months ended September 30, 2023, the Company recorded and imputed additional non-cash interest of $0 and $0 at the market rate of 5% per annum on these interest-free related party loans, under ASC 835-30 “Imputation of Interest”.

NOTE 12 – CONVERTIBLES NOTE PAYABLES

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

As of September 30, 2023 and December 31, 2022, the Company did not prepay the convertible note payables and accrued convertible notes interest expense of $123,244 and $979, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 13 – STOCK-BASED COMPANESATION

On May 19, 2022, the Company filed a Registration Statement on Form S-8 and includes a Reoffer Prospectus that the Reoffer Prospectus may be used for reoffers and resales of shares of the Company. The Reoffer Prospectus covers the Shares issuable to the Selling Securityholders pursuant to awards granted to the Selling Securityholders under the Coinllectibles Inc. 2022 Stock Incentive Plan. The Company will not receive any proceeds from the sale of the shares offered by the Reoffer Prospectus.

As of September 30, 2023, there were 1,017,926,772 shares of the Company have been issued to consultants who have provided services to the Company.

The following table presents the stock-based compensation expenses for shares granted consultants during the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Corporate development expenses	$-	$333,225	$-	$25,646,926
Technology and development expenses	-	45,000	-	32,105,000
Sales and marketing expenses	-	150,225	-	25,913,695
General and administrative expenses	22,500	2,172,839	12,316,110	2,811,839
	$22,500	$2,701,289	$12,316,110	$86,477,460

The stock-based compensation expense was $22,500 during the three months ended September 30, 2023.

The stock-based compensation expense was $12,316,110 during the nine months ended September 30, 2023.

NOTE 14 – STOCKHOLDERS’ EQUITY

Authorized stock

The Company’s authorized share is 5,000,000,000 common shares with a par value of $0.001 per share.

Common stock outstanding

During the nine months ended September 30, 2023, the Company issued 1,017,926,772 shares of its common stock to consultants who have provided services to the Company under the Coinllectibles Inc. 2022 Stock Incentive Plan. The stock-based compensation expenses for shares granted consultants during the nine months ended September 30, 2023 and 2022 were $12,316,110 and $86,477,460, respectively.

As of September 30, 2023 and December 31, 2022, the Company had a total of 1,863,852,317 shares and 454,398,143 shares of its common stock issued and outstanding, respectively.

NOTE 15 – INCOME TAX

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2023	2022
Current tax:
- Local	$-	$-
- Foreign	355,681	546,146

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense	$355,681	$546,146

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

For the nine months ended September 30, 2023 and 2022, there were no operating income in US tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Republic of Singapore

The Company’s subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. The operation in Singapore incurred an operating loss due to certain charges within the group and there is no provision for income tax for the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30,
	2023	2022
Income (loss) before income taxes	$15,504	$(87,384,457)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	2,636	(14,855,358)
Net operating loss	(2,636)	14,855,358
Income tax expense	$-	$-

Hong Kong

The Company and subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine months ended September 30,
	2023	2022
(Loss) income before income taxes	$(51,274,393)	$1,191,436
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(8,460,275)	196,587
Tax effect of non-deductible items	378,150	342,096
Tax effect of non-taxable items	-	(8,499)
Net operating income	8,437,805	15,962

Income tax expense	$355,681	$546,146

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$76,498	$102,932
Singapore tax regime	-	15,324,07
Hong Kong tax regime	8,460,275	13,019
Less: valuation allowance	(8,536,773)	(15,440,658)
Deferred tax assets, net	$-	$-

As of September 30, 2023, the operations in the United States of America incurred $747,940 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $157,067 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of September 30, 2023, the operations in Singapore incurred $9,914,376 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Singapore tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $1,685,444 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of September 30, 2023, the operations in Hong Kong incurred $52,790,112 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $8,710,368 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

NOTE 16 - RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances were unsecured, non-interest bearing and had no fixed terms of repayment.

During the three months ended September 30, 2023 and 2022, the Company paid the management service fee of $0 and $931,059, to a company controlled by its director, Dr. Lee.

During the three months ended September 30, 2023 and 2022, the Company paid the director fee of $38 and $30,000 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

During the nine months ended September 30, 2023 and 2022, the Company paid the management service fee of $0 and $2,746,911, to a company controlled by its director, Dr. Lee.

During the nine months ended September 30, 2023 and 2022, the Company paid the director fee of $124,276 and $90,000 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 17 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2023 and 2022, there was no single customer whose revenue exceeded 10% of the revenue.

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

NOTE 18 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company is committed to the below contractual arrangements.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of September 30, 2023, the remaining balance for Equity Purchase from the Investor was $30,000,000.

NOTE 19 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

Commentary on finance revenue – providing stability to the business

The lending segment is providing a stable revenue to the Group, and we generated approximately US$1.65 million and US$1.65 million for the nine months ended September 30, 2023 and 2022, respectively. Our finance companies are licensed to originate personal loans, company loans and mortgage loans in Hong Kong, and generate interest income from these loans. In contrast to the significant growth in DOT revenue, our finance companies have long been established in Hong Kong and thus, the growth of the business is relatively steady. Despite the global economic situation and consequences caused by the pandemic, we believe that there is always a need for borrowing, and anticipate our lending segment to continue to provide stable revenue in the near future.

Other Activities

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-months period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of September 30, 2023, the remaining balance for Equity Purchase from the Investor was $30,000,000.

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

As of September 30, 2023, we had a working capital of $44,919,517 and accumulated deficit of $192,659,942. As a result, our continuation as a going concern is dependent upon improving our profitability and continued financial support from our stockholders or other capital sources. Management believes that continued financial support from existing shareholders and external financing will provide the additional cash necessary to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

On September 30, 2023, the Company disposed the lending segment and related assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all years presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s combined and consolidated statement of operations for all years presented.

Comparison of the three months ended September 30, 2023 and 2022

The following table sets forth certain operational data for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three months ended September 30,
	2023	2022
Revenue:
Lending segment (discontinued operations)	$1,911	$1,517,764
Arts and collectibles technology (“ACT”) segment	-	2,493,100
Total revenue	1,911	4,010,864
Cost of revenue:
Lending segment	(58)	(27,046)
ACT segment	53,372	(311,620)
Gross profit	55,225	3,672,198
Operating expenses:
Sales and marketing	(65)	(499,464)
Corporate development	(13,905)	(510,786)
Technology and development	(18,489)	(273,839)
Metaverse and AI development	-	(5,000,000)
General and administrative	(1,084,224)	(4,344,801)
Loss from operations	(1,116,683)	(6,956,692)
Total other expense, net	(48,712,188)	(203,063)
Loss before income taxes	(48,712,188)	(7,159,755)
Income tax expense	-	(188,878)

NET LOSS	$(48,712,188)	$(7,348,633)
Non-cash consultancy expenses	22,500	2,701,289

ADJUSTED LOS	$(48,689,688)	$(4,647,344)

Revenue. Revenue for the three months ended September 30, 2023 and 2022 was $1,911 and $4,010,864. The decrease in revenue of approximately $4,008,953 is primarily due to the decrease from the sales of collectibles. During the three months ended September 30, 2023 and 2022, revenues were mainly attributable to the lending segment representing 100% and 37.8%, and ACT segment representing 0 and 62.2%, respectively.

Cost of Revenue. Cost of revenue of approximately ($53,314) for the three months ended September 30, 2023 consisted primarily of interest expense and cost of collectibles. The decrease in cost of revenues of approximately $391,980 from the comparable period in 2022 was mainly due to the decrease in sales in ACT segment which led to the decrease in cost of collectibles.

Gross Profit. We achieved a gross profit of $55,225 and $3,672,198 for the three months ended September 30, 2023, and 2022, respectively. The decrease in gross profit for the three months ended September 30, 2023 was approximately $3,616,973, which was mainly due to the decrease in gross profit is primarily attributable to decrease in our ACT segment volume.

Sales and marketing. We incurred sales and marketing expenses of $65 and $499,464 for the three months ended September 30, 2023, and 2022, respectively. Sales and marketing expenses consist primarily of costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses. Sales and marketing expense decreased by approximately $499,399 in the three months ended September 30, 2023 from $499,464 in the same period of 2022. The decrease was primarily due to the decrease in non-cash consultancy expenses charged by consultants for marketing events for ACT segment.

Corporate development. We incurred corporate development expenses of $13,905 and $510,786 for the three months ended September 30, 2023, and 2022, respectively. Corporate development expenses consist primarily of personnel-related expenses incurred to support our corporate development. Corporate development expenses decreased by approximately $496,881 in the three months ended September 30, 2023 from $510,786 in the same period of 2022. The increase was primarily due to the decrease in non-cash consultancy expense charged by consultants for corporate and community development for ACT segment.

Technology and development. We incurred technology and development expenses of $18,489 and $273,839 for the three months ended September 30, 2023, and 2022, respectively. Technology and support expenses consist primarily of (i) development of the DOT (digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives. Technology and development expenses decreased by approximately $255,350 in the three months ended September 30, 2023 from $273,839 in the same period of 2022. The increase was primarily due to the decrease in non-cash consultancy fee charged by 3D technology consultants for ACT segment.

Metaverse and AI development. We incurred Metaverse and AI development expenses of $0 and $5,000,000 for the three months ended September 30, 2023, and 2022, respectively.

General and administrative. We incurred general and administrative expenses of $1,084,224 and $44,344,801 for the three months ended September 30, 2023, and 2022, respectively. General and administrative expenses consist primarily of professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. General and administrative expenses increased by approximately $43,260,577 in the three months ended September 30, 2023 from $44,344,801 in the same period of 2022. The increase was primarily due to the increase directors’ remuneration, and management fee charged by a related company owned by the director of the Company.

Other expense, net. We incurred net other expense of $48,712,188 and $203,063 for the three months ended September 30, 2023 and 2022, respectively.

Income Tax Expense. Our income tax expense for the three months ended September 30, 2023 and 2022 was $219 and $188,878, respectively.

Net Loss. During the three months ended September 30, 2023 and 2022, we incurred a net loss of $49,773,865 and $7,348,633, respectively. The increase in net loss for the three months ended September 30, 2023 of $42,426,993 was mainly attributed from the increase in loss on disposal of subsidiaries.

Comparison of the nine months ended September 30, 2023 and September 30, 2022

The following table sets forth certain operational data for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine months ended September 30,
	2023	2022
Revenue:
Lending segment (discontinued operations)	$3,100,102	$4,833,433
Arts and collectibles technology (“ACT”) segment	597,351	8,051,436
Total revenue	3,697,453	12,884,869
Cost of revenue:
Lending segment	(94,782)	(367,337)
ACT segment	(313,601)	(1,118,755)
Gross profit	3,289,070	11,398,777
Operating expenses:
Sales and marketing	(124,941)	(26,756,319)
Corporate development	(71,113)	(26,242,917)
Technology and support	(35,369)	(32,832,406)
Metaverse and AI development	-	(5,000,000)
General and administrative	(18,037,474)	(9,743,097)
Loss from operations	(18,268,897)	(89,175,962)
Total other expense, net	(49,207,393)	(635,547)
Loss before income taxes	(64,187,220)	(89,811,509)
Income tax expense	(355,681)	(546,146)

NET LOSS	$(64,542,901)	$(90,357,655)
Non-cash consultancy expenses	12,316,110	86,477,460

ADJUSTED LOS	$(52,226,791)	$(3,880,195)

Revenue. Revenue for the nine months ended September 30, 2023 and 2022 was $3,697,453 and $12,884,869. The decrease in revenue of approximately $9,187,416 is primarily due to the decrease from the sales of collectibles. During the three months ended September, 2023 and 2022, revenues were mainly attributable to the lending segment representing 84% and 37.5%, and ACT segment representing 16% and 62.5%, respectively.

Cost of Revenue. Cost of revenue of approximately $408,383 for the nine months ended September 30, 2023 consisted primarily of interest expense and cost of collectibles. The decrease in cost of revenues of approximately $1,077,709 from the comparable period in 2022 was mainly due to the decrease in sales in ACT segment which led to the decrease in cost of collectibles.

Gross Profit. We achieved a gross profit of $3,289,070 and $11,398,777 for the nine months ended September 30, 2023, and 2022, respectively. The decrease in gross profit for the three months ended September 30, 2023 was approximately $8,109,707, which was mainly due to the decrease in gross profit is primarily attributable to decrease in our ACT segment volume.

Sales and marketing. We incurred sales and marketing expenses of $124,941 and $26,756,319 for the nine months ended September 30, 2023 and 2022, respectively. Sales and marketing expenses consist primarily of costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses. Sales and marketing expense decreased by approximately $26,631,378 in the nine months ended September 30, 2023 from $26,756,319 in the same period of 2022. The decrease was primarily due to the decrease in non-cash consultancy expenses charged by consultants for marketing events for ACT segment.

Corporate development. We incurred corporate development expenses of $71,113 and $26,242,917 for the nine months ended September 30, 2023 and 2022, respectively. Corporate development expenses consist primarily of personnel-related expenses incurred to support our corporate development. Corporate development expenses decreased by approximately $26,171,804 in the nine months ended September 30, 2023 from $26,242,917 in the same period of 2022. The increase was primarily due to the decrease in non-cash consultancy expense charged by consultants for corporate and community development for ACT segment.

Technology and development. We incurred technology and development expenses of $35,369 and $32,832,406 for the nine months ended September 30, 2023 and 2022, respectively. Technology and support expenses consist primarily of (i) development of the DOT (digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives. Technology and development expenses decreased by approximately $32,797,037 in the nine months ended September 30, 2023 from $32,832,406 in the same period of 2022. The increase was primarily due to the decrease in non-cash consultancy fee charged by 3D technology consultants for ACT segment.

Metaverse and AI development. We incurred Metaverse and AI development expenses of $0 and $5,000,000 for the nine months ended September 30, 2023, and 2022, respectively.

General and administrative. We incurred general and administrative expenses of $18,037,474 and $9,743,097 for the nine months ended September 30, 2023, and 2022, respectively. General and administrative expenses consist primarily of professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. General and administrative expenses increased by approximately $8,294,377 in the nine months ended September 30, 2023 from $9,743,097 in the same period of 2022. The increase was primarily due to the increase in loss on disposal of subsidiaries.

Other expense, net. We incurred net other income of $49,207,393 and $635,547 for the nine months ended September 30, 2023 and 2022, respectively.

Income Tax expense. Our income tax expense for the nine months ended September 30, 2023 and 2022 was $355,681 and $546,146, respectively.

Net Loss. During the nine months ended September 30, 2023 and 2022, we incurred a net loss of $64,542,901 and $90,357,655, respectively. The decrease in net loss for the nine months ended September 30, 2023 of $25,812,993 was mainly attributed from the decrease in operating expenses.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $57,888 and $2,468,828.

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

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by operating activities	$(733,456)	$139,739
Net cash provided by investing activities	10,101	28,590
Net cash (used in) provided by financing activities	$(1,366,493)	$699,746

Net Cash (Used In) Provided by Operating Activities.

For the nine months ended September 30, 2023, net cash used in operating activities was $733,456 which consisted primarily of a net loss of $64,542,901, imputed interest expense of $460,893, amortization of $2,604,776, shares issued for services rendered of $10,322,092, a decrease in inventory of $17,778, a decrease in loan interest and fee receivables of $162,611 and an increase in income tax payable of $355,241; offset by an increase in loan receivables of $199,147.

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

Net Cash Provided by Investing Activities.

For the nine months ended September 30, 2023, net cash provided by investment activities was $10,101. The net cash used in investing activities for the nine months ended September 30, 2022 mainly consisted of cash from acquisition of a subsidiary of $10,246, offset by purchase of intangible assets of $145.

For the nine months ended September 30, 2022, net cash provided by investment activities was $28,59. The net cash used in investing activities for the nine months ended September 30, 2022 mainly consisted of cash from acquisition of a subsidiary of $33,322; offset by acquisition of property and equipment of $2,858 and purchase of intangible assets of $1,874.

Net Cash (Used In) Provided by Financing Activities.

For the nine months ended September 30, 2023, net cash used in financing activities was $1,366,493 consisting of repayment to related parties of $429,660, repayment of loan payables of $739,800 and repayment to convertible note payables of $197,033.

For the nine months ended September 30, 2022, net cash provided by financing activities was $699,746 consisting of advance from related parties of $ 59,684, proceeds from loan payables of $327,110 and proceeds of convertible note payables of $312,952.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be significantly higher than 2022. As of September 30, 2023, we had an accumulated deficit of $192,661,710. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of September 30, 2023:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	6,350,245	6,350,245	–	–	–
Operating lease liabilities	–	–	–	–	–
Other contractual liabilities (1)	–	–	–	–	–
Commercial commitments	–	–	–	–	–
Bank loan repayment	–	–	–	–	–
Total obligations	$6,350,245	6,350,245	$–	–	–

(1)	Includes all obligations included in “Accrued liabilities and other payables” and “Accrued consulting and service fee” in current liabilities in the “Unaudited Condensed Consolidated Balance Sheets” that are contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We have no contractual obligations and commercial commitments as of September 30, 2023.

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

ITEM 4 Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2023, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 22, 2023