Form 10-K/A
period 2022-12-31
Cosmos Group Holdings Inc.
filed 2023-12-07
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐     No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 30, 2023
Common Stock, $0.001 par value per share	1,878,203,782 shares

The aggregate market value of the 148,109,730 shares of Common Stock of the registrant held by non-affiliates on June 30, 2022, based on the price at which the common stock sold on the last business day of the registrant’s second quarter, is $740,548,650.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Cosmos Group Holdings Inc. is filing this Amendment No.1 to its Annual Report on Form 10-K (this “Amendment”), to amend its Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”), on April 17, 2023 (the “Original Filing”), to amend and restate the original filing with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part IV, Item 15. Exhibits and Financial Statement Schedules

In addition, the Company’s Chief Executive Officer and Chief Financial Officer provided new certifications dated as of the date of this Amendment in connection with this Amendment (Exhibits 31.1 and 32.1) hereto.

Except as described above, this Amendment does not, and does not purport to amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

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

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Nigeria and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Nigerian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. On August 26, 2022, the China Securities Regulatory Commission, or CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination. Notwithstanding the foregoing, in the event it is later determined that the PCAOB is unable to inspect or investigate completely our auditor, then such lack of inspection could cause our securities to be delisted from the stock exchange. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act and on December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time before our Ordinary Shares may be prohibited from trading or delisted. The delisting of our Ordinary Shares, or the threat of their being delisted, may materially and adversely affect the value of your investment. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. Future developments in respect of increasing U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures. While we understand that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in Mainland China, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators if there is significant change to current political arrangements between Mainland China and Hong Kong, or if any component of our auditor’s work papers become located in Mainland China in the future. Delisting of our Ordinary Shares likely would force holders of our Ordinary Shares to sell their Ordinary Shares. The market price of our Ordinary Shares could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.

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

●	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth herein.

●	We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

●	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see ‘Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth herein.

●	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth herein.

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

●	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors - The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth herein.

●	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors - Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth herein.

●	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

●	The recent joint statement by the SEC and PCAOB, and the HFCAA all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Nigerian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth herein.

v

●	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors - Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth herein.

●	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors - We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth herein.

●	COSG is organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong, Singapore and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors - It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.” set forth herein.

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

●	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors - Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth herein.

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

On December 15, 2022, the Company entered into a Settlement Agreement with Lee Ying Chiu Herbert, our former director and current controlling shareholder (“Dr. Lee”), pursuant to which the Company and Dr. Lee agreed to settle the matter of Unissued Securities due to Dr. Lee the Share Acquisition Agreement, by and among the Company, Massive Treasure, and the holders of ordinary shares of Massive Treasure. Pursuant to the terms of the Settlement Agreement, amongst others, the Company agreed to transfer to Dr. Lee or his designees all the assets and liabilities, as described in the financial statements of the Company as of November 30, 2022, of the following entities: Coinllectibles Limited, Coinllectibles (HK) Limited and Coinllectibles Wealth Limited. The Settlement Agreement was closed on [*].

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

Major Customers

We are not a party to any long-term agreements with our customers. As opportunities arise, we may enter into long term contracts with customers.

For the year ended December 31, 2022 and 2021, there was no single customer whose revenue exceeded 10% of the revenue.

	Year ended December 31, 2022			December 31, 2022
Customer	Revenues	Percentage of revenues		Accounts receivable
	–	–		–
Total:	$–	–	Total:	$–

	Year ended December 31, 2021			December 31, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable
	–	–		–
Total:	$–	–	Total:	$–

All customers are located in Hong Kong and rest of the world.

Major Suppliers/Vendors

For the lending business segment during the year ended December 31, 2022 and 2021, there is no major supplier or vendor required in order to support our services.

For the ACT segment during the year ended December 31, 2022 and 2021, the following supplier accounted for 10% or more out of our total cost of revenue:

	Year ended December 31, 2022			December 31, 2022
Supplier	Revenues	Percentage of revenues		Accounts receivable
	–	–		–
Total:	$–	–	Total:	$–

	Year ended December 31, 2021			December 31, 2021
Supplier	Cost of revenue	Percentage of cost of revenue		Accounts payable
Lee Ying Chiu Herbert	993,021	56.59%		–
	–	–		–
Total:	$993,021	56.59%	Total:	$–

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

Our Auditor is based in Nigeria and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Nigerian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “COSG”. As of September 30, 2023, the last closing price of our securities was $0.0073. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2022:
Fourth Quarter	$0.92	$0.0246
Third Quarter	$5.00	$0.80
Second Quarter	$5.00	$4.00
First Quarter	$4.00	$4.00
Fiscal year ended December 31, 20201
Fourth Quarter	$13.93	$3.00
Third Quarter	$11.00	$2.02
Second Quarter	$4.00	$0.51
First Quarter	$0.51	$0.51

(b) Approximate Number of Holders of Common Stock

As of September 30, 2023, there were approximately 262 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e) Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2022, and 2021. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

We are at a development stage company and reported a continuous loss of $104,126,076 for the year ended December 31, 2022. We had current assets of $20,185,073 and current liabilities of $32,692,591 as of December 31, 2022. As of December 31, 2021, our current assets and current liabilities were $23,981,701 and $22,748,075, respectively.

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

Results of Operations.

Comparison of the fiscal years ended December 31, 2022 and 2021

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended December 31,
	2022	2021
Revenues:
Lending segment	$6,550,670	$6,413,284
Arts and collectibles technology (“ACT”) segment	14,059,050	3,645,265
Total revenue	20,609,720	10,058,549
Cost of revenue:
Lending segment	(405,972)	(733,937)
ACT segment	(3,019,794)	(1,020,704)
Total cost of revenue	(3,425,766)	(1,754,641)
Gross profit	17,183,954	8,303,908
Operating expenses:
Sales and marketing	(27,371,549)	(1,680,536)
Technology and support	(43,301,993)	(9,222,103)
Corporate development	(26,898,128)	(5,418,075)
General and administrative expenses	(16,651,966)	(16,077,156)
Loss from operations	(114,223,636)	(32,397,870)
Other income (expense), net	(6,786,680)	(621,180)
Loss before income taxes	(103,826,362)	(16,411,234)
Income tax expense	(299,714)	(434,257)
Net loss	$(104,126,076)	$(25,149,399)

Revenue and Cost of Revenue

For the years ended December 31, 2022 and 2021, there was no single customer whose revenue exceeded 10% of the revenue.

	Year Ended December 31, 2022
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$6,550,670	$-	$6,550,670
Arts and collectibles technology income	-	14,059,050	14,059,050
Total revenue, net	6,550,670	14,059,050	20,609,720

Cost of revenue:
Interest expense	(405,972)	-	(405,972)
Arts and collectibles technology expense	-	(3,019,794)	(3,019,794)
Total cost of revenue	(405,972)	(3,019,794)	(3,425,766)

Gross profit	6,144,698	11,039,256	17,183,954

	Year Ended December 31, 2021
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$6,413,284	$-	$6,413,284
Arts and collectibles technology income	-	3,645,265	3,645,265
Total revenue, net	6,413,284	3,645,265	10,058,549

Cost of revenue:
Interest expense	(733,937)	-	(733,937)
Arts and collectibles technology expense	-	(1,020,704)	(1,020,704)
Total cost of revenue	(733,937)	(1,020,704)	(1,754,641)

Gross profit	5,679,347	2,624,561	8,303,908

Revenue of approximately $20,609,720 and $10,058,549 for the years ended December 31, 2022 and 2021, respectively, increased by $10,551,171, or 104.9%. The breakdown of revenue is summarized as follows:-

	Years ended December 31,
	2022	2021

Interest income	$6,550,670	$6,413,284
ACT income:
- Sale of arts and collectibles products	5,508,675	2,429,136
- Transaction fee income and others	8,550,375	1,216,129
	14,059,050	3,645,265

	$20,609,720	$10,058,549

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kon to earn interest income under lending business segment. The interest rates on loans issued were ranged from 13% to 59% (2021: from 13% to 59%) per annum for the year ended December 31, 2022. The interest rate variations depend on the types of loan, maturity period and principal amount. The Company also operates its online platform in sale and distribution of arts and collectibles, with the use of blockchain technologies and minting tokens. The increase in revenue is attributable to the rapid growth in Arts and collectibles technology business.

Cost of revenue of approximately $3,425,766 and $1,754,641 for the years ended December 31, 2022 and 2021, respectively, increased by $1,671,125 or 95.24%. It consisted primarily of interest expense and cost of purchasing collectibles, in line with sales growth.

Gross Profit

We achieved a gross profit of $17,183,954 and $8,303,908 for the years ended December 31, 2022 and 2021, respectively. The increase in gross profit is mainly attributable to an increase in our ACT volume.

Sales and Marketing Expenses

Sales and marketing expenses of $27,371,549 and $1,680,536 for the years ended December 31, 2022 and 2021, respectively, increased by $25,691,013, 1,528.74%. It primarily includes costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses.

Technology and support Expenses

Technology and support expenses of $43,301,993 and $9,222,103 for the years ended December 31, 2022 and 2021, respectively, including (i) development of the DOT(digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives.

Corporate Development Expenses

Corporate development expenses of $26,898,128 and $5,418,075 for the years ended December 31, 2022 and 2021, respectively, primarily include personnel-related expenses incurred to support our corporate development.

General and Administrative Expenses (“G&A”)

General and administrative expenses of $16,651,966 and $16,077,156 for the years ended December 31, 2022 and 2021, respectively. These expenses primarily include professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. G&A expenses increased by approximately $574,810 in the year ended December 31, 2022 from $16,077,156 for the same period of 2021.

Other income (expenses)

Total other expenses of $6,786,680 and $621,180 for the years ended December 31, 2022 and 2021, respectively. These expenses primary include interest income, impairment loss on digital assets, impairment loss on goodwill, imputed interest expense, loss on disposal of subsidiaries and sundry income.

Income Tax Expense

We incurred income tax expense of $299,714 during the year ended December 31, 2022.

We incurred income tax expense of $434,257 during the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had cash and cash equivalents of $2,468,828 and $1,131,128.

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

Net Cash Provided by (Used In) Operating Activities.

For the year ended December 31, 2022, net cash provided by operating activities was $2,956,351, which consisted primarily of a net loss of $104,142,076, depreciation of property and equipment of $7,540, amortization of intangible assets of $3,931,641, imputed interest expense of $949,790, digital assets paid for expense of $29,607,771, impairment loss on digital assets of $12,633, impairment loss on goodwill of $816,263, shares issued for services rendered of $86,572,168, loss on disposal of subsidiaries of $4,479,998 and loss on closure of Phoenix subsidiaries of $649,856, decrease in loan receivables of $642,598, loan interest receivables of $124,499, inventories of $938,151, an increase in accounts payables of $2,141,273, accrued consulting service fee of $5,769,457, produced content cost $543,895, income tax payable of $299,714, offset by increase in prepayment and other receivables of $545, Right-of-use assets and operating lease liabilities of $35,860 and decrease in accrued liabilities and other payables of $362,792.

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

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be significantly higher than 2022. As of December 31, 2022, we had an accumulated deficit of $130,555,579. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

COSMOS GROUP HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

COSMOS GROUP HOLDINGS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cosmos Group Holdings, Inc and its subsidiaries (the ‘Company’) as of December 31, 2022, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $130,555,579 and net loss of $104,126,076. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2023.

December 7, 2023

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 4 to the financial statements, the Company has suffered from an accumulated deficit of $26,436,477 as at December 31, 2021. These factors create uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

Kuala Lumpur, Malaysia

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$2,468,828	$1,131,128
Digital assets	-	35,451
Loan receivables, net	15,309,939	19,052,594
Loan interest and fee receivables, net	358,872	483,371
Inventories	1,164,887	2,103,038
Prepayments and other receivables	721,602	877,802
Right-of-use assets, net	160,945	298,317

Total current assets	20,185,073	23,981,701

Non-current assets:
Property and equipment, net	57,087	59,270
Intangible assets	13,339,427	18,554,389
Loan receivables, net	3,100,057	-

TOTAL ASSETS	$36,681,644	$42,595,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,381,429	$240,156
Accrued liabilities and other payables	465,890	399,968
Accrued consulting and service fee	2,851,719	-
Loan payables	1,823,536	489,836
Amounts due to related parties	23,931,078	20,954,836
Income tax payable	719,081	431,463
Operating lease liabilities	136,800	231,816
Convertible note payables	383,058	-

Total current liabilities	32,692,591	22,748,075

Non-current liabilities:
Operating lease liabilities	29,725	78,216

TOTAL LIABILITIES	32,722,316	22,826,291

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 500,000,000 shares authorized; 454,398,143 and 358,067,481 issued and outstanding as of December 31, 2022 and 2021	454,398	358,067
Common stock to be issued	400,000	806,321
Additional paid-in capital	133,659,075	44,930,337
Accumulated other comprehensive loss	11,545	(7,588)
Accumulated deficit	(130,555,579)	(26,436,477)
Stockholders’ equity attributable to COSG Group Holdings Inc.	3,969,439	19,650,660
Noncontrolling interest	(10,111)	118,409
Stockholders’ equity	3,959,328	19,769,069

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,681,644	$42,595,360

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

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common stock	Additional	Accumulated other		Non-	Total stockholders
	No. of shares	Amount	to be issued	paid-in capital	comprehensive loss	(Accumulated losses)	controlling interest	(deficit) equity

Balance as of January 1, 2021	333,910,484	$333,911	$800,000	$-	$(5,374)	$(1,379,358)	$237,590	$(13,231)

Shares issued for acquisition of legal acquirer	21,536,933	21,536	-	395,516	(1,436)	(421,613)	-	(5,997)
Recapitalization of legal acquirer	-	-	-	(395,516)	1,436	394,080	-	-
Foreign currency translation adjustment	-	-	-	-	(2,214)	-	632	(1,582)
Shares issued for inventories purchased from related party	269,835	270	-	1,685,580	-	-	-	1,685,850
Shares issued for service rendered	-	-	6,321	25,283,882	-	-	-	25,290,203
Shares issued for purchase of intangible assets	2,350,229	2,350	-	17,342,340	-	-	-	17,344,690
Imputed interest on related party loans	-	-	-	618,535	-	-	-	618,535
Net loss for the year	-	-	-	-	-	(25,029,586)	(119,813)	(25,149,399)

Balance as of December 31, 2021	358,067,481	$358,067	$806,321	$44,930,337	$(7,588)	$(26,436,477)	$118,409	$19,769,069

Imputed interest on related party loans	-	-	-	713,167	-	-	-	713,167
Commitment Share issued for private placement	100,000	100	-	(100)	-	-	-	-
Shares cancelled	-	-	(400,000)	400,000	-	-	-	-
Share issued for service rendered	73,694,483	73,695	(6,321)	86,504,796	-	-	-	86,572,170
Share issued for the acquisition of noncontrolling interest	22,536,179	22,536	-	1,110,875	-	-	(121,560)	1,011,851
Foreign currency translation adjustment	-	-	-	-	19,133	-	14	19,147
Net loss for the year	-	-	-	-	-	(104,119,102)	(6,974)	(104,126,076)

Balance as of December 31, 2022	454,398,143	$454,398	$400,000	$133,659,075	$11,545	$(130,555,579)	$(10,111)	$3,959,328

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2022
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$6,550,670	$-	$6,550,670
Arts and collectibles technology income	-	14,059,050	14,059,050
Total revenue, net	6,550,670	14,059,050	20,609,720

Cost of revenue:
Interest expense	(405,972)	-	(405,972)
Arts and collectibles technology expense	-	(3,019,794)	(3,019,794)
Total cost of revenue	(405,972)	(3,019,794)	(3,425,766)

Gross profit	6,144,698	11,039,256	17,183,954

Operating Expenses
Sales and marketing	(273,934)	(27,097,615)	(27,371,549)
Corporate development	-	(26,898,128)	(26,898,128)
Technology and development	-	(43,301,993)	(43,301,993)
General and administrative	(6,740,650)	(9,911,316)	(16,651,966)
Total operating expenses	(7,014,584)	(107,209,052)	(114,223,636)

Segment loss	(869,886)	(96,169,796)	(97,039,682)

	Year Ended December 31, 2021
	Lending Segment	ACT Segment	Total
Revenue from external customers:
Interest income	$6,413,284	$-	$6,413,284
Arts and collectibles technology income	-	3,645,265	3,645,265
Total revenue, net	6,413,284	3,645,265	10,058,549

Cost of revenue:
Interest expense	(733,937)	-	(733,937)
Arts and collectibles technology expense	-	(1,020,704)	(1,020,704)
Total cost of revenue	(733,937)	(1,020,704)	(1,754,641)

Gross profit	5,679,347	2,624,561	8,303,908

Operating Expenses
Sales and marketing	(49,480)	(1,631,056)	(1,680,536)
Corporate development	-	(5,418,075)	(5,418,075)
Technology and development	-	(9,222,103)	(9,222,103)
General and administrative	(9,205,084)	(6,872,072)	(16,077,156)
Total operating expenses	(9,254,564)	(23,143,306)	(32,397,870)

Segment loss	(3,575,217)	(20,518,745)	(24,093,962)

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

NOTE 7 - LOAN RECEIVABLES

The Company’s loan portfolio was as follows:-

	As of December 31,
	2022	2021

Personal loans	$18,023,374	$17,352,856
Commercial loans	1,095,772	1,186,339
Mortgage loans	2,651,781	1,294,601
Total loans	21,770,927	19,833,796
Less: Allowance for loan losses	(3,360,931)	(781,202)
Loans receivables, net	$18,409,996	19,052,594

Reclassifying as:
Current portion	$15,309,939	$19,052,594
Non-current portion	3,100,057	-

Total loans receivables	$18,409,996	$19,052,594

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

LOAN MATURITY BY CLASS

The following table presents the maturities of loan balances for the years presented:

Maturities	Mortgage	Commercial loan	Personal loan	December 31, 2022	Mortgage	Commercial loan	Personal loan	December 31, 2021
	$	$	$	$	$	$	$	$
Within 1 year	1,955,132	839,603	15,982,210	18,776,945	1,019,780	673,327	13,553,132	15,246,239
1-5 years	165,119	256,154	2,102,051	2,523,324	121,281	-	4,466,276	4,587,557
5-10 years	470,379	-	-	470,379	-	-	-	-
More than 10 years	-	-	-	-	-	-	-	-

Total loans	2,590,630	1,095,757	18,084,261	21,770,648	1,141,061	673,327	18,019,408	19,833,796

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit grades	Mortgage	Commercial loan	Personal loan	December 31, 2022	Mortgage	Commercial loan	Personal loan	December 31, 2021
	$	$	$	$	$	$	$	$

Other assets especially mentioned	2,054,970	588,006	11,881,088	14,524,064	1,427,646	1,186,338	13,108,085	15,722,069
Substandard	58,245	-	595,297	653,542	-	-	330,278	330,278
Doubtful	538,567	506,866	5,546,989	6,592,422	89,859	-	3,691,590	3,781,449
Loss	-	-	-	-	-	-	-	-

Total loans	2,651,782	1,094,872	18,023,374	21,770,028	1,517,505	1,186,338	17,129,953	19,833,796

NOTE 8 - DIGITAL ASSETS

The following table presents changes in carrying value of digital assets as of and for the years ended December 31, 2022 and 2021:

	USDT	OKT	ETH	BNB	BUSD	COTK	MATIC	Total
Balance at January 1, 2022	$25,576	$34	$5,658	$1,612	-	$2,571	-	$35,451

Revenue received by digital assets	3,867,232	-	44,408	958	10,060,274	-	10	13,972,882
Expense paid by digital assets	(3,897,501)	(3)	(25,643)	(630)	(10,060,200)	-	(2)	(13,983,979)
Disposal	4,693	(8)	(15,003)	(1,297)	22,525	-	(7)	10,903
Impairment loss	-	(23)	(9,420)	(643)	(22,599)	(2,571)	(1)	(35,257)
Balance at December 31, 2022	$-	$-	$-	$-	$-	$-	$-	$-

	USDT	OKT	ETH	BNB	COTK	Total
Balance at January 1, 2021	$-	$-	$-	$-	$-	$-

Revenue received by digital assets	3,008,129	-	257,956	-	-	3,266,085
Expense paid by digital assets	(2,982,553)	(22)	(214,677)	(6,050)	(226)	(3,203,528)
Purchase	-	57	269	7,766	4,718	12,810
Impairment loss	-	(1)	(37,890)	(104)	(1,921)	(39,916)
Balance at December 31, 2021	$25,576	$34	$5,658	$1,612	$2,571	$35,451

The following is the breakdown of cyptocurrencies held as digital assets:-

	As of December 31,
	2022	2021

USDT	$-	$25,576
OKT	-	34
ETH	-	5,658
BNB	-	1,612
COTK	-	2,571
	$-	$35,451

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

NOTE 19 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the respective years:

	Years ended December 31,
	2022	2021

Net loss attributable to the Company	$(104,126,076)	$(25,149,399)

Weighted average common shares:
- Basic	374,086,727	340,488,988
- Diluted	374,086,727	340,488,988

Net loss per share:
- Basic	$(0.28)	$(0.07)
- Diluted	$(0.28)	$(0.07)

#	less than $0.01

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

On March 28, 2023, 8M Limited (“8M”), a fully owned subsidiary of the Company, and JL Investments Capital Limited (“JL Investments”) entered into a Loan Agreement, whereby JL Investments has agreed to make available to 8M a loan in the amount of HK$190,000,000 (the “Loan”). 8M shall pay interest to JL Investments on the unpaid principal amount of the Loan at the rate of 10% per annum.

On March 28, 2023, 8M and Ta Yang Group Holdings Limited (“Ta Yang”) entered into an Uncommitted Revolving Term Loan Facility Agreement (the “Facility Agreement”), whereby 8M has agreed to make available to Ta Yang an uncommitted revolving term loan facility in the amount of HK$190,000,000 (the “Facility”). Ta Yang shall pay interest for each advance made under each individual drawdown notice at the rate of 24% per annum.

On September 30, 2023, the Company discontinued and disposed the money lending business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 25, 2023, the Board of Directors approved the release of Fortune CPA, Inc. (“Fortune”) and the engagement of Olayinka Oyebola & Co. (“Olayinka”) to serve as our independent registered accounting firm for the year ended December 31, 2022, effective August 28, 2023.

During the year ended December 31, 2021, there were no disagreements with Fortune on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Fortune, would have caused Fortune to make reference to the subject matter of the disagreements in connection with its reports on our financial statements for such year. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

On August 28, 2023, we engaged Olayinka Oyebola & Co. to be our independent registered public accounting firm for the fiscal year ended December 31, 2022 and the subsequent interim period, effective immediately. Prior to August 28, 2023, neither Cosmos Group Holdings Inc. nor anyone on its behalf consulted with Olayinka regarding: (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Olayinka concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

[FY2022]

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Olayinka Oyebola & Co. audited our financial statements for the fiscal year ended December 31, 2022.

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

	December 31, 2022	December 31, 2021

Audit fees	$68,413	$50,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$68,413	$50,000

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

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen certificate evidencing shares of Common Stock (3)
4.2	Description of Securities (4)
10.1	Technical Knowhow License & Servicing Agreement, dated July 1, 2021, by and between Coinllectibles Limited and Marvel Digital Group Limited (5)
10.2	Services Agreement, dated July 1, 2021, by and between Coinllectibles Limited and Marvel Digital Group Limited (6)
10.3	Settlement Agreement, dated December 15, 2022, by and between Cosmos Group Holdings Inc. and Lee Ying Chiu Herbert (7)
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference from our Form 10 filed with the Securities and Exchange Commission on May 23, 2017.

(2)	Incorporated by reference from our Form 10-SB filed with the Securities and Exchange Commission on January 19, 2000, under the name Interactive Marketing Technology, Inc.

(3)	Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2021.

(4)	Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.

(5)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022.

(6)	Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022.

(7)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2022.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS INC.

Date: December 7, 2023	By:	/s/ Man Chung CHAN
Man Chung CHAN
Chief Executive Officer, Chief Financial Officer and
Secretary