Form 10-K
period 2023-12-31
Cosmos Group Holdings Inc.
filed 2024-04-16
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 6, 2024
Common Stock, $0.001 par value per share	4,585,973,082 shares

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

Meanwhile, the Company did not offer stablecoins to its customers as a product and its business remained focused on physical artworks and collectibles. The stablecoins were utilized to pay for the Company’s marketing and IT development expenses, including expenses associated with the minting process.  For the fiscal year ended December 31, 2023, crypto assets held by the Company was approximately 0.03% of its total assets.

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

Our corporate organization chart as at December 31, 2023 is below:

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

Where possible, we disposed the crypto assets as soon as we have received them. On the rare occasion that we do have custody of these assets, we keep them in an online multi-signatory wallet in the MultiSig system we developed so that they could be listed on our platform. When these DOTs are sold, the ownership of the DOTs is transferred to the buyer. The MultiSig system is developed internally by our Company for the purpose of holding DOTs in a multi-signatory wallet where multiple wallet holders, instead of a single wallet holder, are needed to approve any transaction. During the financial reporting period, there were only 6 wallet holders who had access to the multi-signatory wallet and at least 3 wallet holders’ approvals are required to process transactions. This reduced the risk of losing DOT from the loss or destruction of a single private key of the wallet, and the risk of DOT being stolen or destroyed by a single wallet holder.

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

Our Distribution Channels

We have or expect to distribute and sell our DOTs through the following channels:

●	Traditional sales channels: Institutions and wealthy individuals who may be prospective art and collectibles purchasers.

●	Auction houses such as Spink & Sons, that have an existing pool of prospective collectors. We will explore opportunities to collaborate with reputable auction houses, such as Christie’s, Sotheby’s and Macey & Son.

●	Our metaverse platform (MetaMall) – coinllectibles.art allows collectors to efficiently buy and sell Fusion DOTs using fiat and cryptocurrency acting as an e-commerce platform. We recognize that there are distinct groups of crypto natives and non-crypto natives who share the same interest in acquiring collectibles. To make their experience more seamless and user-friendly, we work with various crypto exchanges to accept their currencies as payment for the Fusion DOTs collectibles. For crypto-payments, in compliance with our AML Policy, we have automatically blocked off transactions from all sanctioned jurisdictions. In addition, we have also set up a payment gateway which accepts credit / debit card payments for the same purpose. Any prospective purchaser wishing to make a purchase through MetaMall with payment via credit card will enable us to identify the buyer and in turn such transactions would undergo all relevant AML and KYC procedure with partnering banks and card scheme operators. Subsequent to the Settlement Agreement dated December 15, 2022, the Company only accepted stable coins such as USDT, BUSD and MATIC. Please also see “PRC Regulation Relating to Crypto Assets” on page 30 for more information.

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

We believe that our DOTs will bridge the virtual and physical world in art and collectible ownership and enjoyment. Our DOT is a virtual token that represents the ownership of an asset and is the foundation of Coinllectibles™ metaverse that Coinllectibles™ defines as a multiverse where the real world interacts seamlessly with the emerging virtual dimensions.

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

For the years ended December 31, 2023 and 2022, there was no single customer whose revenue exceeded 10% of the revenue.

All customers are located in Hong Kong and rest of the world.

Major Suppliers/Vendors

For the lending business segment during the years ended December 31, 2023 and 2022, there was no major supplier or vendor required in order to support our services.

For the ACT segment during the years ended December 31, 2023 and 2022, there was no supplier accounted for 10% or more out of our total cost of revenue.

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

We are required to contribute to the Mandatory Provident Fund (“MPF”) for all eligible employees in Hong Kong between the ages of eighteen and sixty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2023 and 2022, the MPF contributions by us were $19,885and $35,618, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

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

In September 04, 2017, the People’s Bank of China and six other departments jointly issued the “Announcement on Preventing Token Fundraising Risks” (the “Announcement on Preventing Token Fundraising Risks”) ,which became on effective same day. The Announcement on Preventing Token Fundraising Risks declares initial coin offerings (ICOs) to be unauthorized and illegal fundraising activities. Token trading platforms are prohibited from providing pricing, information agency or other services for tokens or “virtual currencies.”

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

See the Risk Factor- “It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders” on page 47 for more information.

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

As of December 31, 2023, we are indebted to companies beneficially owned by Lee Ying Chiu Herbert, our director and shareholder, in an amount of $15,851, and Chan Man Chung, our CEO, CFO, Secretary and director, in an amount of $130,596. We may not be able to generate sufficient cash flow to repay these loans. If we issue additional securities as repayment, our shareholders may experience significant dilution. The advances are not expected to be repayable within the next twelve months. Additionally, loan repayment before achievement of profitability may cause us to delay implementing our business plans to expand.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “COSG”. As of December 31, 2023, the last closing price of our securities was $0.0009. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2023:
Fourth Quarter	$0.0009	$0.0008
Third Quarter	$0.0007	$0.0007
Second Quarter	$0.0119	$0.0119
First Quarter	$0.0100	$0.0065
Fiscal year ended December 31, 2022:
Fourth Quarter	$0.0310	$0.0221
Third Quarter	$0.3023	$0.2800
Second Quarter	$5.0000	$5.0000
First Quarter	$4.0000	$4.0000

(b) Approximate Number of Holders of Common Stock

As of December 31, 2023, there were approximately 262 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e) Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2023, and 2022. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

We are at a development stage company and reported a continuous loss of $77,330,993 for the year ended December 31, 2023. We had current assets of $8,786,605 and current liabilities of $65,453,469 as of December 31, 2023. As of December 31, 2022, our current assets and current liabilities were $22,613,793 and $32,693,033, respectively.

Our financial statements for the years ended December 31, 2023 and 2022 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations.

Comparison of the fiscal years ended December 31, 2023 and 2022

The following table sets forth certain operational data of our continuing operations for the years indicated:

	Fiscal Years Ended December 31,
	2023	2022
Revenues:
Arts and collectibles technology (“ACT”) segment	$618,197	$14,059,050
Cost of revenue:
ACT segment	(386,157)	(3,019,794)
Gross profit	232,040	11,039,256
Operating expenses:
Sales and marketing	(1,706,772)	(27,097,616)
Technology and support	(3,694,807)	(43,301,993)
Corporate development	(867,193)	(26,898,128)
General and administrative expenses	(21,889,29,67)	(10,408,547)
Loss from operations	(27,926,02,89)	(96,667,028)
Other expense, net	(48,915,422)	(5,963,440)
Loss before income taxes	(76,841,450)	(102,630,468)
Income tax credit	-	3,303
Loss from continuing operations	(76,841,450)	(102,627,165)
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(489,543)	922,358
Net loss	$(77,330,993)	$(101,704,807)

Revenue and Cost of Revenue

For the years ended December 31, 2023 and 2022, there was no single customer whose revenue exceeded 10% of the revenue.

	Year Ended December 31, 2023
	Lending Segment (discontinued operation)	ACT Segment	Total
Revenue from external customers:
Interest income	$3,102,101	$-	$3,102,101
Arts and collectibles technology income	-	618,197	618,197
Total revenue, net	3,102,101	618,197	3,720,298

Cost of revenue:
Interest expense	(94,843)	-	(94,843)
Arts and collectibles technology expense	-	(386,157)	(386,157)
Total cost of revenue	(94,843)	(386,157)	(481,000)

Gross profit	3,007,258	232,040	3,239,298

	Year Ended December 31, 2022
	Lending Segment (discontinued operation)	ACT Segment	Total
Revenue from external customers:
Interest income	$6,550,670	$-	$6,550,670
Arts and collectibles technology income	-	14,059,050	14,059,050
Total revenue, net	6,550,670	14,059,050	20,609,720

Cost of revenue:
Interest expense	(405,972)	-	(405,972)
Arts and collectibles technology expense	-	(3,019,794)	(3,019,794)
Total cost of revenue	(405,972)	(3,019,794)	(3,425,766)

Gross profit	6,144,698	11,039,256	17,183,954

Revenue from continuing operations of approximately $618,197 and $14,059,050 for the years ended December 31, 2023 and 2022, respectively, decreased by $13,440,853, or 95.6%. Revenue from discontinued operations of approximately $3,102,101 and $6,550,670 for the years ended December 31, 2023 and 2022, respectively, decreased by $3,448,569, or 52.6%. The breakdown of revenue is summarized as follows:-

	Years ended December 31,
	2023	2022

Interest income (discontinued operation)	$3,102,101	$6,550,670
ACT income:
- Sale of arts and collectibles products	618,197	5,508,675
- Transaction fee income and others	-	8,550,375
	618,197	14,059,050

	$3,720,298	$20,609,720

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kon to earn interest income under lending business segment. The interest rates on loans issued were ranged from 13% to 59% (2022: from 13% to 59%) per annum for the year ended December 31, 2023. The interest rate variations depend on the types of loan, maturity period and principal amount. The Company also operates its online platform in sale and distribution of arts and collectibles, with the use of blockchain technologies and minting tokens. The increase in revenue is attributable to the rapid growth in Arts and collectibles technology business.

Cost of revenue from continuing operations of approximately $386,157 and $3,019,794 for the years ended December 31, 2023 and 2022, respectively, decreased by $2,633,637 or 87.2%. Cost of revenue from discontinued operations of approximately $94,843 and $405,972 for the years ended December 31, 2023 and 2022, respectively, decreased by $311,129 or 76.6%. It consisted primarily of interest expense and cost of purchasing collectibles, in line with sales drop. It consisted primarily of interest expense and cost of purchasing collectibles, in line with sales drop.

Gross Profit

We achieved a gross profit from continuing operations of $232,040 and $11,039,256 for the years ended December 31, 2023 and 2022, respectively. We achieved a gross profit from continuing operations of $3,007,258 and $6,114,698 for the years ended December 31, 2023 and 2022, respectively. The decrease in gross profit is mainly attributable to a decrease in our ACT volume.

Sales and Marketing Expenses

Sales and marketing expenses from continuing operations of $1,706,772 and $27,097,615 for the years ended December 31, 2023 and 2022, respectively, decreased by $25,390,844, 93.7%. Sales and marketing expenses from discontinued operations of $119,377 and $273,934 for the years ended December 31, 2023 and 2022, respectively, decreased by $154,557, 56.4%. It primarily includes costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses.

Technology and support Expenses

Technology and support expenses from continuing operations of $3,694,807 and $43,301,993 for the years ended December 31, 2023 and 2022, respectively, including (i) development of the DOT(digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives.

No such expenses for discontinued operation for the years ended December 31, 2023 and 2022.

Corporate Development Expenses

Corporate development expenses from continuing operations of $867,193 and $26,898,128 for the years ended December 31, 2023 and 2022, respectively, primarily include personnel-related expenses incurred to support our corporate development.

No such expenses for discontinued operation for the years ended December 31, 2023 and 2022

General and Administrative Expenses (“G&A”)

General and administrative expenses from continuing operations of $19,427,301 and $9,911,316 for the years ended December 31, 2023 and 2022, respectively. General and administrative expenses from discontinued operations of $5,075,640 and $6,740,650 for the years ended December 31, 2023 and 2022, respectively. These expenses primarily include professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. G&A expenses from continued operations increased by approximately $9,515,985 in the year ended December 31, 2023 from $9,911,316 for the same period of 2022.

Other expenses

Total other expenses from continuing operations of $48,915,422 and $5,963,440 for the years ended December 31, 2023 and 2022, respectively. These expenses primary include interest income, impairment loss on digital assets, impairment loss on goodwill, convertible notes interest expense, loan interest expense, loss on disposal of subsidiaries and sundry income.

Income Tax Expense

We incurred income tax expense from continuing operations of $0 and 3,303 during the year ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, we had cash and cash equivalents from continuing operations of $39,590 and $142,870, respectively.

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

	Years Ended December 31,
	2023	2022
Net cash (used in) provided by operating activities – Continuing operations	$(692,780)	$3,658,974
Net cash provided by investing activities – Continuing operations	10,101	1,000,911
Net cash used in financing activities – Continuing operations	$(1,113,045)	$(3,150,303)

Net Cash (Used In) Provided by Operating Activities.

For the year ended December 31, 2023, net cash used in operating activities from continuing operations was $692,780, which consisted primarily of a net loss from continuing operations of $76,841,450, depreciation of property and equipment of $829, amortization of intangible assets of $3,392,423, shares issued for services rendered of $10,322,092 and loss on disposal of subsidiaries of $48,644,345, decrease in inventories of $48,801, prepayments and other receivables of $434,967, an increase in accounts payables of $339,733, accrued consulting service fee of $13,819,369, offset by increase in account receivables of $692,138 and decrease in accrued liabilities and other payables of $161,751.

For the year ended December 31, 2022, net cash provided by operating activities from continuing operations was $3,658,974, which consisted primarily of a net loss from continuing operations of $102,627,165, depreciation of property and equipment of $3,194, amortization of intangible assets of $3,931,641, imputed interest expense of $949,790, digital assets paid for expense of $29,607,771, impairment loss on digital assets of $12,633, impairment loss on goodwill of $816,263, shares issued for services rendered of $86,572,168, loss on disposal of subsidiaries of $181, decrease in inventories of $938,151, prepayments and other receivables of $94,191, an increase in accounts payables of $2,141,273, accrued consulting service fee of $5,769,457, produced content cost $543,895, income tax payable of $7,618, offset by decrease in accrued liabilities and other payables of $226,137.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities to finance our operations and future acquisitions in the next twelve months.

Net Cash Provided by Investing Activities.

The net cash provided by investing activities from continuing operations of $10,101, for the year ended December 31, 2023 mainly consisted of cash from acquisition of non-controlling interest of $10,246 and offset by purchase of intangible assets of $145.

The net cash provided by investing activities of $1,000,911 for the year ended December 31, 2022 mainly consisted of cash from acquisition of non-controlling interest of $1,005,654 and offset by payment to acquire property and equipment of $2,859 and purchase of intangible assets of $1,884.

Net Cash Used In Financing Activities.

For the year ended December 31, 2023, net cash used in financing activities from continuing operations was $1,113,045 consisting primarily of repayment to related parties of $1,113,045.

For the year ended December 31, 2022, net cash used in financing activities from continuing operations was $3,150,303 consisting primarily of proceeds from convertible note payables of $412,783 and offset by repayment to related parties of $3,563,086.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be significantly higher than 2022. As of December 31, 2023, we had an accumulated deficit of $205,447,983. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of December 31, 2023:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Commercial commitments	–	–	–	–	–
Operating lease obligations	–	–	–	–	–
Total obligations	–	–	–	–	–

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

Lending Business

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong. During the years ended December 31, 2023 and 2022, the Company originated loans generally ranging from $644 to $579,000, with terms ranging from 1 week to 120 months. The Company mainly derives a portion of its revenue from loan which is specifically excluded from the scope of this standard, that is, interest on loan receivable is accrued monthly and credited to income as earned.

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

COSMOS GROUP HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

 The Board of Directors and Stockholders of

COSMOS GROUP HOLDINGS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cosmos Group Holdings, Inc (the ‘Company’) as of December 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2023, and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years ended December 31, 2023, and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $205,447,983, net loss of $77,330,993 and a negative working capital of $56,668,864. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Complex Debt Transaction

During the year ended December 31, 2023, the company entered into several promissory notes agreements in relation to share swap agreements signed in acquisition of the subsidiary company. The agreements contained terms and provisions that were uncommon in practice. Due to the unusual nature of the agreements, ensuring the accounting for the transactions was challenging, subjective, and required complex auditor judgment, including detailed analysis and interpretation of accounting standards.

In order to audit these significant unusual transactions,

We reviewed each of the signed agreements.

We challenged the Company analysis, and management assumptions used.

We performed a significant amount of research in order to gain comfort in the accounting for each.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2023.

April 16, 2024

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$39,590	$142,870
Account receivables	872,319	180,181
Inventories	1,116,086	1,164,887
Prepayments and other receivables	6,758,168	17,456
Income tax receivable	442	442
Assets of discontinued operations	-	21,107,957
Total current assets	8,786,605	22,613,793

Non-current assets:
Property and equipment, net	1,331	2,163
Intangible assets	9,867,053	13,339,427
Assets of discontinued operations	-	3,154,981

TOTAL ASSETS	$18,654,989	$39,110,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,721,162	$2,381,429
Accrued liabilities and other payables	148,585	327,201
Accrued consulting and service fee	16,671,088	2,851,719
Amounts due to related parties	6,661,107	5,844,420
Convertible note payables	197,792	383,058
Promissory Note Payables	39,053,735	-
Liabilities of discontinued operations	-	20,905,206
Total current liabilities	65,453,469	32,693,033

Non-current liabilities:
Liabilities of discontinued operations	-	29,725

TOTAL LIABILITIES	65,453,469	32,722,758

Commitments and contingencies	-	-

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 1,931,024,294 and 454,398,143 issued and outstanding as of December 31, 2023 and 2022	1,931,024	454,398
Common stock to be issued	-	400,000
Additional paid-in capital	156,736,912	133,631,985
Accumulated other comprehensive (loss) income	(28,338)	18,554
Accumulated deficit	(205,447,983)	(128,107,220)
Stockholders’ equity (deficit) attributable to COSG Group Holdings Inc.	(46,808,385)	6,397,717
Noncontrolling interest	9,905	(10,111)
Stockholders’ (deficit) equity	(46,798,480)	6,387,606

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$18,654,989	$39,110,364

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2023	2022

Revenues:
Arts and collectibles technology income	$618,197	$14,059,050

Cost of revenue:
Arts and collectibles technology expense	(386,157)	(3,019,794)

Gross profit	232,040	11,039,256

Operating expenses:
Sales and marketing	(1,706,772)	(27,097,616)
Corporate development	(867,193)	(26,898,128)
Technology and support	(3,694,807)	(43,301,993)
General and administrative expenses	(21,889,296)	(10,408,547)
Total operating expenses	(28,158,068)	(107,706,284)

LOSS FROM OPERATION	(27,926,028)	(96,667,028)

Other income (expense):
Interest income	196	528
Convertible notes interest expense	(111,306)	(4,868)
Gain from the sale of digital assets	-	181
Impairment loss on digital assets	-	(12,633)
Impairment loss on goodwill	-	(816,263)
Loan interest expense	(151,777)	(1,360)
Loss on disposal of subsidiaries	(48,652,535)	(5,129,854)
Sundry income	-	829
Total other expense, net	(48,915,422)	(5,963,440)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(76,841,450)	(102,630,468)

Income tax credit	-	3,303
LOSS FROM CONTINUING OPERATIONS	(76,841,450)	(102,627,165)
DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations, net of income taxes	(489,543)	922,358
NET LOSS	(77,330,993)	(101,704,807)
Net income (loss) attributable to noncontrolling interest	9,770	(34,064)
Net loss attributable to common shareholders	(77,340,763)	(101,670,743)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) income	(46,892)	26,142

COMPREHENSIVE LOSS	$(77,387,655)	$(101,644,601)

Net loss per share – Basic and Diluted	$(0.06)	$(0.27)

Weighted average common shares outstanding:
– Basic and Diluted	1,341,825,986	374,086,727

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(77,330,993)	$(101,704,807)
Less: net (income) loss from discontinued operations	(489,543)	922,358
Net loss from continuing operations	(76,841,450)	(102,627,165)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	829	3,194
Amortization of intangible assets	3,392,423	3,931,641
Imputed interest expense	-	949,790
Revenue received by digital assets (non-cash)	-	(30,005,442)
Expense settled by digital assets (non-cash)	-	29,607,771
Impairment loss on digital assets	-	12,633
Impairment loss on goodwill	-	816,263
Loss on the sale of digital assets	-	(181)
Shares issued for services rendered	10,322,092	86,572,168
Loss on disposal of subsidiaries	48,644,345	5,129,854

Change in operating assets and liabilities:
Account receivables	(692,138)	-
Inventories	48,801	938,151
Prepayments and other receivables	434,967	94,191
Accounts payables	339,733	2,141,273
Accrued liabilities and other payables	(161,751)	(226,137)
Accrued consulting and service fee	13,819,369	5,769,457
Produced content cost	-	543,895
Income tax payable	-	7,618
Net cash (used in) provided by operating activities – Continuing operations	(692,780)	3,658,974
Net cash provided by (used in) activities – Discontinued operations	359,671	(709,632)
Net cash (used in) provided by operating activities	(333,109)	2,949,342

Cash flows from investing activities:
Payment to acquire property and equipment	-	(2,859)
Purchase of intangible assets	(145)	(1,884)
Cash from acquisition of non-controlling interest	10,246	1,005,654
Net cash provided by investing activities – Continuing operations	10,101	1,000,911
Net cash provided by investing activities – Discontinued operations	-	-
Net cash provided by investing activities	10,101	1,000,911

Cash flows from financing activities:
Repayment to related parties	(1,113,045)	(3,563,086)
Proceeds from convertible note payables	-	412,783
Net cash used in financing activities – Continuing operations	(1,113,045)	(3,150,303)
Net cash (used in) provided by financing activities – Discontinued operations	(736,700)	758,856
Net cash used in financing activities	(1,849,745)	(2,391,447)

Foreign currency translation adjustment	(256,485)	(221,106)

Net change in cash and cash equivalents	(2,429,238)	1,337,700

BEGINNING OF YEAR	2,468,828	1,131,128

END OF YEAR	$39,590	$2,468,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	-	-
Cash paid for interest	$94,724	$405,972

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for the acquisition of intangible assets	$-	$21,845,128

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common stock	Additional	Accumulated other		Non-	Total stockholders
	No. of shares	Amount	to be issued	paid-in capital	comprehensive (loss) income	(Accumulated losses)	controlling interest	equity (deficit)

Balance as of December 31, 2021	358,067,481	$358,067	$806,321	$44,930,337	$(7,588)	$(26,436,477)	$118,409	$19,769,069

Imputed interest on related party loans	-	-	-	713,167	-	-	-	713,167
Commitment Share issued for private placement	100,000	100	-	(100)	-	-	-	-
Shares cancelled	-	-	(400,000)	400,000	-	-	-	-
Share issued for service rendered	73,694,483	73,695	(6,321)	86,504,796	-	-	-	86,572,168
Share issued for the acquisition of noncontrolling interest	22,536,179	22,536	-	1,083,785	-	-	(94,470)	1,011,853
Foreign currency translation adjustment	-	-	-	-	26,142	-	14	26,156
Net loss for the year	-	-	-	-	-	(101,670,743)	(34,064)	(101,704,807)

Balance as of December 31, 2022	454,398,143	$454,398	$400,000	$133,631,985	$18,554	$(128,107,220)	$(10,111)	$6,387,606

Imputed interest on related party loans	-	-	-	460,893	-	-	-	460,893
Shares cancelled	(352,941)	(353)	-	353	-	-	-	-
Shares cancelled for disposal of subsidiaries	(8,119,657)	(8,120)		13,296,888				13,288,768
Share redemption	67,171,977	67,172	-	42,628	-	-	-	109,800
Share issued for service rendered	1,017,926,772	1,017,927	-	9,304,165	-	-	-	10,322,092
Shares issued for acquired subsidiary	400,000,000-	400,000	(400,000)	-	-	-	10,246	10,246
Foreign currency translation adjustment	-	-	-	-	(46,892)	-	-	(46,892)
Net (loss) income for the year	-	-	-	-	-	(77,340,763)	9,770	(77,330,993)

Balance as of December 31, 2023	1,931,024,294	$1,931,024	$-	$156,736,912	$(28,338)	$(205,447,983)	$9,905	$(46,798,480)

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists and the costs associated with token minting for collectible pieces. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from December 31, 2023.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Goodwill

In accordance with ASC 350 Intangible and Other Assets, the goodwill we determined for reporting units is based on the expected benefit from business combinations. The Company evaluates its reporting units annually, as well as when changes in our operating segments occur. For changes in reporting units, we reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has two reporting units subject to goodwill impairment testing. As of December 31, 2023, $51,231 impairment of goodwill has been identified.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Lending Business

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong. During the years ended December 31, 2023 and 2022, the Company originated loans generally ranging from $644 to $579,000, with terms ranging from 1 week to 120 months. The Company mainly derives a portion of its revenue from loans which is specifically excluded from the scope of this standard, that is, interest on loan receivable is accrued monthly and credited to income as earned.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table shows the types of revenue from contracts with customers and the number of the underlying transactions:

	Years ended December 31,
	2023	2022

Sale of arts and collectibles products	$618,197	$5,508,675
Transaction fee income and others	-	8,550,375
	$618,197	$14,059,050
Numbers of transactions:
Number of arts and collectibles sold	13	65
Number of secondary platform transactions	-	767

●	Leases

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2023 and 2022.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the following periods:-

	December 31, 2023	December 31, 2022
Year-end HKD:US$ exchange rate	0.1281	0.1281
Annualized average HKD:US$ exchange rate	0.1277	0.1277

	December 31, 2023	December 31, 2022
Year-end SGD:US$ exchange rate	0.7575	0.7450
Annualized average SGD:US$ exchange rate	0.7445	0.7254

●	Comprehensive income

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of December 31, 2023, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

The Company also recognizes long service payments to be made by the Company to its employees upon the termination of services as a defined benefit plan under post-employment benefits. The cost of providing benefits is measured using projected unit credit method with actuarial valuations to determine its present value and service cost. When the calculation results in a benefit to the Company, the recognized assets limited to lower of the present value of economic benefits available in the form of any future refunds from the plan or reductions in future contributions to the plan and the asset ceiling. The net defined benefit liabilities recognized in the statement of financial position represent the present value of the obligation under defined benefit plan minus the fair value of plan assets. The Company carried out comprehensive actuarial valuation at the end of reporting period. The remeasurement of the net defined benefit liabilities during a period are recognized as cost of defined benefit plan during the period.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company reported the continuous loss of $77,391,995 for the year ended December 31, 2023 and had an accumulated deficit of $205,499,215 at December 31, 2023. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2021, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

NOTE 4 - DISAGGREGATION OF REVENUE

The following is a disaggregation of the Company’s operating revenue by major source for the respective years:-

	Years ended December 31,
	2023	2022

Interest income (from discontinued operation)	$3,102,101	$6,550,670
ACT income:
- Sale of arts and collectibles products	618,197	5,508,675
- Transaction fee income and others	-	8,550,375
	618,197	14,059,050

	$3,720,298	$20,609,720

NOTE 5 - BUSINESS SEGMENT INFORMATION

Currently, the Company has two reportable business segments:

(i)	Lending Segment, mainly provides financing and lending services; and

(ii)	Arts and Collectibles Technology (“ACT”) Segment, mainly operates an online platform to sell and distribute the arts and collectibles to end-users, with the use of blockchain technologies and minting tokens.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2023
	Lending Segment (discontinued operation)	ACT Segment	Total
Revenue from external customers:
Interest income	$3,102,101	$-	$3,102,101
Arts and collectibles technology income	-	618,197	618,197
Total revenue, net	3,102,101	618,197	3,720,298

Cost of revenue:
Interest expense	(94,843)	-	(94,843)
Arts and collectibles technology expense	-	(386,157)	(386,157)
Total cost of revenue	(94,843)	(386,157)	(481,000)

Gross profit	3,007,258	232,040	3,239,298

Operating Expenses
Sales and marketing	(119,377)	(1,706,772)	(1,826,149)
Corporate development	-	(867,193)	(867,193)
Technology and development	-	(3,694,807)	(3,694,807)
General and administrative	(5,075,640)	(19,427,301)	(24,502,941)
Total operating expenses	(5,195,017)	(25,696,073)	(30,891,090)

Segment loss	(2,187,759)	(25,464,033)	(27,651,792)

	Year Ended December 31, 2022
	Lending Segment (discontinued operation)	ACT Segment	Total
Revenue from external customers:
Interest income	$6,550,670	$-	$6,550,670
Arts and collectibles technology income	-	14,059,050	14,059,050
Total revenue, net	6,550,670	14,059,050	20,609,720

Cost of revenue:
Interest expense	(405,972)	-	(405,972)
Arts and collectibles technology expense	-	(3,019,794)	(3,019,794)
Total cost of revenue	(405,972)	(3,019,794)	(3,425,766)

Gross profit	6,144,698	11,039,256	17,183,954

Operating Expenses
Sales and marketing	(273,934)	(27,097,615)	(27,371,549)
Corporate development	-	(26,898,128)	(26,898,128)
Technology and development	-	(43,301,993)	(43,301,993)
General and administrative	(6,740,650)	(9,911,316)	(16,651,966)
Total operating expenses	(7,014,584)	(107,209,052)	(114,223,636)

Segment loss	(869,886)	(96,169,796)	(97,039,682)

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31, 2023
	Lending Segment	ACT Segment	Total

Segment assets	$6,803,037	$11,851,952	$18,654,989

	As of December 31, 2022
	Lending Segment	ACT Segment	Total

Segment assets	$24,322,240	$14,787,682	$39,109,922

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended December 31,
	2023	2022

Hong Kong	$3,102,101	$6,550,670
Around the world #	618,197	14,059,050

	$3,720,298	$20,609,720

#	the customers in ACT segment are located in various countries around the world, in which the location of individual customer is not identifiable in the use of blockchain technology.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 6 - LOAN RECEIVABLES

The Company’s loan portfolio was as follows:-

	As of December 31,
	2023	2022

Personal loans	$-	$19,960,400
Commercial loans	-	1,095,772
Mortgage loans	-	2,651,781
Total loans	-	23,707,953
Less: Allowance for loan losses	-	(2,849,954)
Loans receivables, net	$-	20,857,999
Less: Loans receivables, net – discontinued operations	-	(20,857,999)
Loans receivables, net – continuing operations	-	-

Reclassifying as:
Current portion – discontinued operations	$-	$17,757,942
Non-current portion – discontinued operations	-	3,100,057

Total loans receivables – discontinued operations	$-	$20,857,999

The interest rates on loans issued were ranged from 13% to 59% (2022: from 13% to 59%) per annum for the year ended December 31, 2023.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table presents the activity in the allowance for loan losses from discontinued operations as of and for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Balance at Beginning of Year	$3,360,931	$781,202
Provisions	-	2,580,790
Foreign translation adjustment	-	(1,061)
Less: Discontinued operations	(3,360,931)	-

Balance at End of Year	$-	$3,360,931

For the years ended December 31, 2023 and 2022, the Company had $0 and $2,580,790 provision for the allowance of loan losses from discontinued operations.

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

	Age Analysis of Loans by Class
Maturities	Mortgage	Commercial loan	Personal loan	December 31, 2023	Mortgage	Commercial loan	Personal loan	December 31, 2022
	$	$	$	$	$	$	$	$
Within credit term	-	-	-	-	2,056,706	588,913	13,801,711	16,447,330
Past due:
30-59 days	-	-	-	-	-	-	-	-
60-89 days	-	-	-	-	-	-	-	-
90 or more days due and still accruing	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	595,075	506,859	6,158,689	7,260,623

Total loans	-	-	-	-	2,651,781	1,095,772	19,960,400	23,707,953

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

LOAN MATURITY BY CLASS

The following table presents the maturities of loan balances for the years presented:

Maturities	Mortgage	Commercial loan	Personal loan	December 31, 2023	Mortgage	Commercial loan	Personal loan	December 31, 2022
	$	$	$	$	$	$	$	$

Within 1 year	-	-	-	-	2,016,283	839,618	17,858,349	20,714,250
1-5 years	-	-	-	-	165,119	256,154	2,102,051	2,523,324
5-10 years	-	-	-	-	470,379	-	-	470,379
More than 10 years	-	-	-	-	-	-	-	-

Total loans	-	-	-	-	2,651,781	1,095,772	19,960,400	23,707,953

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit grades	Mortgage	Commercial loan	Personal loan	December 31, 2023	Mortgage	Commercial loan	Personal loan	December 31, 2022
	$	$	$	$	$	$	$	$

Other assets especially mentioned	-	-	-	-	2,054,969	588,906	13,818,114	16,461,989
Substandard	-	-	-	-	58,245	-	595,297	653,542
Doubtful	-	-	-	-	538,567	506,866	5,546,989	6,592,422
Loss	-	-	-	-	-	-	-	-
Total loans	-	-	-	-	2,651,781	1,095,772	19,960,400	23,707,953

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 - INVENTORIES

A summary of inventories as of December 31, 2023 and 2022 is as follows:

	As of December 31, 2023
	No. of token	No. of art and collectible items	Total amount

Balance at January 1, 2023	8	69	$1,164,887
Purchased	-	13	397,089
Sold	-	(13)	397,089
Balance at December 31, 2023	8	69	$1,116,086

	As of December 31, 2022
	No. of token	No. of art and collectible items	Total amount

Balance at January 1, 2022	7	45	$2,103,038
Purchased	-	100	2,027,667
Token minted	41	-
Sold	(40)	(76)	(2,965,818)
Balance at December 31, 2022	8	69	$1,164,887

NOTE 8 - PRODUCED CONTENT COST

Total capitalized produced content by predominant monetization strategy as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Produced content:
Released, net of amortization	$-	$-
Completed, not released	-	-
In-process	-	611,529
Less: impairment loss	-	(611,529)
	$-	$-

The produced content cost is not amortized as of December 31, 2023 as the production of the film is still in process.

At December 31, 2023, the Company made a full impairment to the capitalized produced content cost.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 9 - PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2023 and 2022 is as follows:

	As of December 31,
	2023	2022

Computer equipment	$3,328	$109,727
Less: accumulated depreciation	(1,997)	(52,640)
Property and equipment, net	1,331	57,087
Less: Property and equipment, net – discontinued operations	-	(54,924)
Property and equipment, net – continuing operations	$1,331	$2,163

Depreciation expense from continuing operations for the year ended December 31, 2023 and 2022 totalled $829 and $3,194, respectively. Depreciation expense from discontinued operations for the year ended December 31, 2023 and 2022 totalled $2,918 and $4,346, respectively. At December 31, 2023, the Company recognized a full impairment charge to property and equipment of discontinued operations.

NOTE 10 - INTANGIBLE ASSETS

A summary of intangible assets at December 31, 2023 and 2022 is as follows:

	Estimated	As of December 31,
	useful life	2023	2022

At cost:
Acquired technology software	5 years	$17,344,690	$17,344,690
Trademarks and trade name	10 years	39,415	39,270
Less: accumulated amortization		(7,445,312)	(4,052,889)
Foreign translation adjustment		(71,740)	8,356
Intangible assets, net – continuing operations		$9,867,053	$13,339,427

As of December 31, 2023, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Year ending December 31:	Amount
2024	$3,473,722
2025	3,473,722
2026	2,895,613
2027	4,824
2028	4,824
Thereafter	14,248
$9,867,053

Amortization of intangible assets from continuing operations for the years ended December 31, 2023 and 2022 totaled $3,392,423 and $3,931,641, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 11 - LOAN PAYABLES

The amounts represented temporary advances received from the third parties for the lending business, which carried annual interest at the rate of 18% to 21%. These amounts were unsecured and will become repayable within one year. The loan payable balance from discontinued operations was $0 and $1,823,536 as of December 31, 2023 and December 31, 2022, respectively.

Interest related to the loan payables from discontinued operations was $151,777 and $405,972 for the years ended December 31, 2023 and 2022, respectively.

NOTE 12 - AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company for the lending business, which were unsecured, interest-free and had no fixed terms of repayments. The related party balances from continuing operations were $6,661,107 and $5,844,420 as of December 31, 2023 and December 31, 2022, respectively. The related party balances from discontinued operations were $0 and $18,086,658 as of December 31, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2023, the Company recorded and imputed additional non-cash interest from discontinued operations of $461,477 at the market rate of 5% per annum on these interest-free related party loans, under ASC 835-30 “Imputation of Interest”.

NOTE 13 - LEASES

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

As of December 31, 2023, right-of-use assets from discontinued operations were $0 and lease liabilities were $0\.

As of December 31, 2022, right-of-use assets from discontinued operations were $160,945 and lease liabilities were $166,525.

For the years ended December 31, 2023 and 2022, the Company charged to operating lease from discontinued operations as expenses of $89,745 and $43,438, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 14 - CONVERTIBLES NOTE PAYABLES

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

As of December 31, 2023, the Company did not prepay the convertible note payables and accrued convertible notes interest expense of $197,792 and $22,788, respectively.

NOTE 15 - STOCK-BASED COMPENSATION

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

As of December 31, 2023, there were 1,017,926,772 shares of the Company have been issued to consultants who have provided services to the Company.

The following table presents the stock-based compensation expenses for shares granted consultants during the three and nine months ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022

Corporate development expenses	$-	$26,177,743
Technology and development expenses	-	32,447,000
Sales and marketing expenses	-	26,419,645
General and administrative expenses	17,765,480	4,201,701
	$17,765,480	$89,246,089

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 16 - STOCKHOLDERS’ DEFICIT

Authorized stock

The Company’s authorized share is 5,000,000,000 common shares with a par value of $0.001.

Common stock outstanding

During the year ended December 31, 2023, the Company issued 1,017,926,772 shares of its common stock to consultants who have provided services to the Company under the Coinllectibles Inc. 2022 Stock Incentive Plan. The stock-based compensation expenses for shares granted consultants during the years ended December 31, 2023 and 2022 were $17,765,480 and $4,201,701, respectively.

As of December 31, 2023 and 2022, the Company had a total of 1,931,024,294 shares and 454,398,143 shares of its common stock issued and outstanding, respectively.

NOTE 17 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the respective years:

	Years ended December 31,
	2023	2022

Net loss attributable to the Company	$(77,340,763)	$(101,670,743)

Weighted average common shares:
- Basic	1,341,825,986	374,086,727
- Diluted	1,341,825,986	374,086,727

Net loss per share:
- Basic	$(0.06)	$(0.27)
- Diluted	$(0.06)	$(0.27)

For the years ended December 31, 2023 and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 18 - INCOME TAX

For the years ended December 31, 2023 and 2022, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2023	2022

Tax jurisdiction from:
- Local	$(529,748)	$(490,152)
- Foreign, including
British Virgin Islands (“BVI”)	(17,319,689)	(5,203,746)
Singapore	(81,705)	(90,145,335)
Hong Kong – continuing operations	(51,177,433)	(2,460,084)
Hong Kong – discontinued operations	(133,908)	1,225,375
Loss before income taxes	$(69,242,483)	$(97,073,942)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2023	2022

Current tax:	$-	$-
- Local	-	-
- Foreign – continuing operations	-	3,303
- Foreign – discontinued operations	355,910	296,411

Deferred tax
- Local	-	-
- Foreign	-	-
Income tax expense	$355,910	$299,714

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

For the years ended December 31, 2023 and 2022, there were no operating incomes in US tax regime.

BVI

Under the current BVI law, the Company’s subsidiaries registered in BVI are not subject to tax on income.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Republic of Singapore

The Company’s subsidiary is registered in Republic of Singapore and is subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year.

For the year ended December 31, 2023, the operation in the Singapore incurred $10,011,585 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforward has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $1,701,969 on the expected future tax benefits from the net operating loss (“NOL”) carryforward as the management believes it is more likely than not that these assets will not be realized in the future.

	Years ended December 31,
	2023	2022

Loss before income taxes	$(81,705)	$(90,145,335)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(13,890)	(15,324,707)
Net operating loss	13,890	15,324,707
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2023 and 2022 is as follows:

	Years ended December 31,
	2023	2022

(Loss) income before income taxes	$(51,311,341)	$(1,234,709)
Statutory income tax rate	16.5%	16.5%
Income tax (benefit) expense at statutory rate	(8,466,371)	(203,727)
Tax effect of non-deductible items	378,394	498,132
Tax effect of non-taxable items	-	(7,710)
Net operating loss	8,443,888	13,019
Income tax expense	355,910	299,714
Income tax expense – discontinued operations	(355,910)	(296,411)
Income tax expense – continuing operations	$-	$3,303

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the deferred tax assets of the Company:

	As of December 31,
	2023	2022

Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$111,247	$102,932
Singapore tax regime	13,890	15,324,707
Hong Kong tax regime	8,443,888	13,019
Less: valuation allowance	(8,569,025)	(15,440,658)
Deferred tax assets, net	$-	$-

NOTE 19 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong and Singapore. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2023 and 2022, $19,885 and $35,618 contributions from discontinued operations were made accordingly.

NOTE 20 - RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances were unsecured, non-interest bearing and had no fixed terms of repayment.

During the year ended December 31, 2023 and 2022, the Company paid the management service fee of $0 and $2,746,911, to a company controlled by its major shareholder and former director, Dr. Lee.

During the year ended December 31, 2023 and 2022, the Company paid the director fee of $96,000 and $90,000 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 21 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2023 and 2022, there was no single customer whose revenue exceeded 10% of the revenue.

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

NOTE 22 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, the Company has no material commitments or contingencies.

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of December 31, 2023, the remaining balance for Equity Purchase from the Investor was $30,000,000.

NOTE 23 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date the Company issued the audited consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 25, 2023, the Board of Directors approved the release of Fortune CPA, Inc. (“Fortune”) and the engagement of Olayinka Oyebola & Co. (“Olayinka”) to serve as our independent registered accounting firm for the year ended December 31, 2023, effective August 28, 2023.

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

On August 28, 2023, we engaged Olayinka Oyebola & Co. to be our independent registered public accounting firm for the fiscal year ended December 31, 2023 and the subsequent interim period, effective immediately. Prior to August 28, 2023, neither Cosmos Group Holdings Inc. nor anyone on its behalf consulted with Olayinka regarding: (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Olayinka concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of December 31, 2023.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in =achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

There have not been any material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since December 31, 2023.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2023 and 2022, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2023, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2023.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2023, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2023. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
CHAN Man Chung (2)	14,380,288	0.13%
LEE Ying Chiu Herbert (2)(3)	404,861,256	8.08%
TAN Tee Soo (2)	2,007,647	0.04%
All executive officers and directors as a Group (3 persons)	421,249,191	63.94%

5% or Greater Stockholders:
SO Han Meng Julian	624,918,375	9.91%

(1)	Applicable percentage ownership is based on 457,952,322 shares of common stock outstanding as of March 31, 2023, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2023 and added 400,000,000 shares of common stock in connection with our acquisition of Massive Treasure and with settlement terms signed and updated on 15 December, 2022, which we are in the process of effectuating such issuance. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 31, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	On June 28, 2021, Messrs. Chan Man Chung, Lee Ying Chiu Herbert and Tan Tee Soo were appointed to the Company’s Board of Directors and Chan Man Chung was appointed to serve as the CEO, CFO and Secretary of the Company.

(3)	We are obligated to issue to Lee Ying Chiu Herbert, our ex-director, 400,000,000 shares in connection with our acquisition of Massive Treasure. We are in the process of effectuating such issuance.

(4)	We are obligated to issue to Tan Tee Soo, our director, 235,294 shares in connection with his service as director of the Company. We are in the process of effectuating such issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2023, and December 31, 2022, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our directors advanced funds to us for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment. During the year ended December 31, 2023, companies which are controlled by Lee Ying Chiu Herbert, our director advanced $15,851 and Chan Man Chung, our director advanced $130,596 to us, respectively.

Except as set forth above, the Company had no other significant or material related party transactions during the years ended December 31, 2023 and 2022.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Olayinka Oyebola & Co. (“Olayinka”) audited our financial statements for the fiscal years ended December 31, 2023 and 2022.

All audit work was performed by the full time employees of Olayinka for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Olayinka, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	December 31, 2023	December 31, 2022

Audit fees	$84,500	$68,413
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$84,500	$68,413

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

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation and Certificate of Amendment to Articles of Incorporation (1)
3.2	Amended and Restated Bylaws **
4.1	Specimen certificate evidencing shares of Common Stock **
4.2	Description of Securities (4)
21.1	Subsidiaries*
23.1	Consent of independent registered public - Olayinka Oyebola & Co.
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference from our Form 10 filed with the Securities and Exchange Commission on May 23, 2017.

(2)	Incorporated by reference from our Form 10-SB filed with the Securities and Exchange Commission on January 19, 2000, under the name Interactive Marketing Technology, Inc.

(4)	Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 25, 2021.

(5)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022.

(7)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2022.

**	To be Filed by Amendment

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSMOS GROUP HOLDINGS INC.

Date: April 16, 2024	By:	/s/ Man Chung CHAN
Man Chung CHAN
Chief Executive Officer, Chief Financial Officer and
Secretary