Form 10-Q
period 2024-03-31
Cosmos Group Holdings Inc.
filed 2024-05-20
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 10, 2024, the Company had outstanding 4,585,973,082 shares of common stock.

INTRODUCTORY COMMENTS

References in this report to the “Company,” “COSG,” “we,” “us” and “our” refer to Cosmos Group Holdings Inc., a Nevada company (also known as Coinllectibles, Inc.), and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

We are a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Cosmos Group Holdings Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and Singaporean authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Form 10-K”).

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

There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiaries for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders.Please see “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries.” set forth in the Form 10-K.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including our Current Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024.

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

TABLE OF CONTENTS.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31,	December 31,
	2024	2023
ASSETS		(Audited)
Current asset:
Cash and cash equivalents	$28,968	$39,590
Account receivables	797,548	872,319
Inventories	1,116,086	1,116,086
Prepayments and other receivables	6,766,475	6,758,168
Income tax receivable	1,103	442
Total current assets	8,710,180	8,786,605

Non-current assets:
Property and equipment, net	1,162	1,331
Intangible assets, net	8,998,715	9,867,053

TOTAL ASSETS	$17,710,057	$18,654,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,697,957	$2,721,162
Accrued liabilities and other payables	243,208	148,585
Accrued consulting and service fee	16,013,088	16,671,088
Amounts due to related parties	6,717,244	6,661,107
Convertible note payables	-	197,792
Promissory note payables	39,053,735	39,053,735
Total current liabilities	64,725,232	65,453,469

TOTAL LIABILITIES	64,725,232	65,453,469

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 4,585,973,082 and 1,931,024,294 issued and outstanding as of March 31, 2024 and December 31, 2023	4,585,973	1,931,024
Additional paid-in capital	154,942,724	156,736,912
Accumulated other comprehensive loss	(54,756)	(28,338)
Accumulated deficit	(206,488,173)	(205,447,983)
	(47,014,232)	(46,808,385)
Noncontrolling interest	(943)	9,905
Stockholders’ deficit	(47,015,175)	(46,798,480)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,710,057	$18,654,989

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2024	2023

Revenues:
Arts and collectibles technology income	$-	$598,647

Cost of revenue:
Arts and collectibles technology expense	-	(315,399)

Gross profit	-	283,248

Operating expenses:
Sales and marketing	(200)	(4,982)
Corporate development	-	(57,345)
Technology and support	(26,540)	(10,703)
General and administrative expenses	(1,019,244)	(950,909)
Total operating expenses	(1,045,984)	(1,023,939)

LOSS FROM OPERATION	(1,045,984)	(740,691)

Other income (expense):
Interest income	-	39
Convertible notes interest expense	(4,970)	(1,544)
Loan interest expense	-	(19,138)
Total other expense, net	(4,970)	(20,643)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,050,954)	(761,334)

Income tax credit	(84)	-
LOSS FROM CONTINUING OPERATIONS	(1,051,038)	(761,334)
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income taxes	-	(1,854,988)
NET LOSS	(1,051,038)	(2,616,322)
Net loss attributable to noncontrolling interest	(10,848)	-
Net loss attributable to common shareholders	(1,040,190)	(2,616,322)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) income	(26,418)	36,829

COMPREHENSIVE LOSS	$(1,066,608)	$(2,579,493)

Net loss per share – Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic and Diluted	2,230,889,137	374,086,727

#: less than 0.01

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,051,038)	$(2,616,322)
Less: net loss from discontinued operations	-	(1,854,988)
Net loss from continuing operations	(1,051,038)	(761,334)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	166	1,319
Amortization of intangible assets	868,260	868,258
Imputed interest expense	-	237,118
Shares issued for services rendered	658,000	168,852
Loss on disposal of subsidiaries

Change in operating assets and liabilities:
Account receivables	74,771	-
Loan receivables	-	11,947
Loan interest and fee receivables	-	(735,059)
Inventories	-	(14,277)
Prepayments and other receivables	(8,307)	(72,486)
Accounts payables	(23,205)	356,844)
Accrued liabilities and other payables	94,623	(182,602)
Accrued consulting and service fee	(658,000)	-
Right-of-use assets and operating lease liabilities	-	22,166
Income tax payable	(661)	170,066
Net cash (used in) provided by operating activities – Continuing operations	(45,391)	70,812
Net cash used in activities – Discontinued operations	-	(636,960)
Net cash used in operating activities	(45,391)	(566,148)

Cash flows from financing activities:
Repayment of loan payables	-	(504,463)
Advance from related parties	61,106	748,697
Repayment of convertible note payables	-	(191,462)
Net cash provided by financing activities – Continuing operations	61,106	52,772
Net cash provided by financing activities – Discontinued operations	-	-
Net cash provided by financing activities	61,106	52,772

Foreign currency translation adjustment	(26,337)	(144,270)

Net change in cash and cash equivalents	(10,622)	(657,646)

BEGINNING OF YEAR	39,590	2,468,828

END OF YEAR	$28,968	$1,811,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$58,927

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Common stock to be	Additional paid- in	Accumulated other comprehensive	Accumulated	Non- controlling	Total stockholders’ (deficit)
	No. of shares	Amount	issued	capital	(loss) income	losses	interest	equity

Balance as of January 1, 2024	1,931,024,294	$1,931,024	$-	156,736,912	$(28,338)	$(205,447,983)	$9,905	$(46,798,480)

Foreign currency translation adjustment	-	-	-	-	(26,418)	-	-	(26,418)
Share redemption	1,436,430,269	1,436,430	-	(1,233,669)	-	-	-	202,761
Share issued for services rendered	1,218,518,519	1,218,519	-	(560,519)	-	-	-	658,000
Net loss for the period	-	-	-	-	-	(1,040,190)	(10,848)	(1,051,038)

Balance as of March 31, 2024	4,585,973,082	4,585,973	-	154,942,724	(54,756)	(206,488,173)	(943)	(47,015,175)

Balance as of January 1, 2023	454,398,143	$454,398	$400,000	133,631,985	$18,554	$(128,107,220)	$(10,111)	$3,959,328

Foreign currency translation adjustment	-	-	-	-	36,829	-	-	36,829
Imputed interest on related party loans	-	-	-	237,118	-	-	-	237,118
Share issued for services rendered	2,602,772	2,603	-	166,249	-	-	-	168,852
Net loss for the period	-	-	-	-	-	(2,616,322)	-	(2,616,322)

Balance as of March 31, 2023	457,000,915	$457,001	$400,000	134,035,352	$55,383	$(130,723,452)	$(10,111)	$4,214,083

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

In the opinion of management, the consolidated balance sheet as of December 31, 2023 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2024 or for any future period.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying audited condensed consolidated financial statements and notes.

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

The unaudited condensed consolidated financial statements include the accounts of COSG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists and the costs associated with token minting for collectible pieces. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from March 31, 2024

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Depreciation expense for the three months ended March 31, 2024 and 2023 totaled $166 and $1,319, respectively.

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

In accordance with ASC 350 Intangible and Other Assets, the goodwill we determined for reporting units is based on the expected benefit from business combinations. The Company evaluates its reporting units annually, as well as when changes in our operating segments occur. For changes in reporting units, we reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has two reporting units subject to goodwill impairment testing. As of March 31, 2024 and December 31, 2023, $0 and $51,231 impairment of goodwill has been identified, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Lending Business

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong. During the three months ended March 31, 2024 and 2023, the Company originated loans generally ranging from $0 to $644, with terms ranging from 1 week to 120 months. The Company mainly derives a portion of its revenue from loan which is specifically excluded from the scope of this standard, that is, interest on loan receivable is accrued monthly and credited to income as earned.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table shows the types of revenue from contracts with customers and the number of the underlying transactions:

	Three months ended March 31,
	2024	2023

Sale of arts and collectibles products	$-	$598,647
Transaction fee income and others	-	-
	$-	$598,647
Numbers of transactions:
Number of arts and collectibles sold	-	13
Number of secondary platform transactions	-	-

●	Leases

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three months ended March 31, 2024 and 2023.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the following periods:

	March 31, 2024	March 31, 2023
Period-end HKD:US$ exchange rate	0.1278	0.1274
Period average HKD:US$ exchange rate	0.1279	0.1276

	March 31, 2024	March 31, 2023
Period-end SGD:US$ exchange rate	0.7401	0.7521
Period average SGD:US$ exchange rate	0.7460	0.7501

●	Comprehensive income

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of March 31, 2024, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 4 - GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company reported the net loss of $1,051,038 for the three months ended March 31, 2024 and had an accumulated deficit of $206,488,173 at March 31, 2024. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2021, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

NOTE 5 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective periods:

	Three months ended March 31,
	2024	2023

Interest income (from discontinued operation)	$-	$1,555,976
ACT income
- Sale of arts and collectibles products	-	598,647
- Transaction fee income and others	-	-
	-	598,647

	$-	$2,154,623

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

	Three months ended March 31, 2024
	Lending Segment (discontinued operation)	ACT Segment	Total
Revenue from external customers:
Interest income	$-	$-	$-
Arts and collectibles technology income	-	-	-
Total revenue, net	-	-	-

Cost of revenue:
Interest expense	-	-	-
Arts and collectibles technology expense	-	-	-
Total cost of revenue	-	-	-

Gross profit	-	-	-

Operating expenses
Sales and marketing	-	(200)	(200)
Technology and development	-	(26,540)	(26,540)
General and administrative	-	(1,019,244)	(1,019,244)
Total operating expenses	-	(1,045,984)	(1,045,984)

Loss from operations	-	(1,045,984)	(1,045,984)

Other income (expense):
Convertible notes interest expense	-	(4,970)	(4,970)
Total other expense, net	-	(4,970)	(4,970)
	-
Segment loss	$-	$(1,050,954)	$(1,050,954)

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31, 2023
	Lending Segment (discontinued operation)	ACT Segment	Total
Revenue from external customers:
Interest income	$1,555,976	$-	$1,555,976
Arts and collectibles technology income	-	598,647	598,647
Total revenue, net	1,555,976	598,647	2,154,623

Cost of revenue:
Interest expense	(58,927)	-	(58,927)
Arts and collectibles technology expense	-	(315,399)	(315,399)
Total cost of revenue	(58,927)	(315,399)	(374,326)

Gross profit	1,497,049	283,248	1,780,297

Operating expenses
Sales and marketing	(25,543)	(4,982)	(30,525)
Corporate development	-	(57,345)	(57,345)
Technology and development	-	(10,703)	(10,703)
General and administrative	(2,953,591)	(948,837)	(3,902,428)
Total operating expenses	(2,979,134)	(1,021,867)	(4,001,001)

Loss from operations	(1,482,085)	(738,619)	(2,220,704)

Other income (expense):
Interest income	1,066	39	1,106
Convertible notes interest expense	-	(1,544)	(1,544)
Imputed interest expense	(237,118)	-	(237,118)
Loan interest expense	-	(19,138)	(19,138)
Sundry income	31,142	-	31,142
Total other expense, net	(204,910)	(20,643)	(225,552)

Segment loss	$(1,686,995)	$(759,262)	$(2,446,256)

	As of March 31, 2024
	Lending Segment (discontinued operation)	ACT Segment	Total

Segment assets	$-	$17,710,057	$17,710,057

	As of December 31, 2023
	Lending Segment (discontinued operation)	ACT Segment	Total

Segment assets	$-	$18,654,989	$18,654,989

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three months ended March 31,
	2024	2023

Hong Kong	$-	1,555,976
Around the world#	-	598,647

	-	2,154,623

#	the customers in ACT segment are located in various countries around the world, in which the location of individual customer is not identifiable in the use of blockchain technology.

NOTE 7 - INVENTORIES

A summary of inventories as of March 31, 2024 and December 31, 2023 is as follows:

	As of March 31, 2024
	No. of token	No. of art and collectible items	Total amount

Balance at January 1, 2024	8	69	$1,116,086
Purchased	-	-	-
Sold	-	-	-
Balance at March 31, 2024	8	69	$1,116,086

	As of December 31, 2023
	No. of token	No. of art and collectible items	Total amount

Balance at January 1, 2023	8	69	$1,164,887
Purchased	-	13	397,089
Sold	-	(13)	397,089
Balance at December 31, 2023	8	69	$1,116,086

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 – PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2024 and December 31, 2023 is as follows:

	As of March 31, 2024	As of December 31, 2023

Computer equipment	$3,328	$3,328
Less: accumulated depreciation	(2,163)	(1,997)
Foreign translation adjustment	(3)	-
Property and equipment, net	1,162	1,331
Less: Property and equipment, net – discontinued operations	-	-
Property and equipment, net – continuing operations	$1,162	$1,331

Depreciation expense from continuing operations for the three months ended March 31, 2024 and 2023 totalled $166 and $1,319, respectively. No depreciation expense from discontinued operations incurred for the three months ended March 31, 2024 and 2023.

NOTE 9 - INTANGIBLE ASSETS, NET

A summary of intangible assets as of March 31, 2024 and December 31, 2023 is as follows:

	Estimated useful life	March 31, 2023	December 31, 2023
At cost:
Acquired technology software	5 years	$17,344,690	$17,344,690
Licensed technology knowhow	4 years	339	339
Trademarks and trade name	10 years	39,415	39,415
Less: accumulated amortization		(8,313,572)	(7,445,312)
Foreign translation adjustment		(72,157)	(71,740)
		$8,998,715	$9,867,053

As of March 31, 2024, the estimated annual amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows

Period ending March 31:
2025	$3,473,760
2026	3,473,760
2027	2,028,370
2028	4,824
2029	4,824
Thereafter	13,177
$8,998,715

Amortization of intangible assets from continuing operations for the three months ended March 31, 2024 and 2023 totaled $868,260 and $868,258, respectively. No amortization of intangible assets from discontinued operations for the three months ended March 31, 2024 and 2023.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 10 - AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company for the lending business, which were unsecured, interest-free and had no fixed terms of repayments. The related party balances from continuing operations were $6,717,244 and $6,661,107 as of March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024, no imputed interest recorded. During the three months ended March 31, 2023, the Company recorded and imputed additional non-cash interest of $237,118 at the market rate of 5% per annum on these interest-free related party loans, under ASC 835-30 “Imputation of Interest”.

NOTE 11 - CONVERTIBLES NOTE PAYABLES

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

As of March 31, 2024, the Company fully repaid the convertible note payables and accrued convertible notes interest expense. As of December 31, 2023, the Company did not prepay the convertible note payables and accrued convertible notes interest expense of $197,792.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 12 – PROMISSORY NOTE PAYABLES

On July 1, 2023, the Company entered into several promissory notes agreements (“the Notes”) in relation to the settlement of the consideration from the sale of lending business. The Notes become matured by December 31, 2023. The Company will either repay the Notes holder in cash or convert the Notes to common stock of the Company. The Notes are expected to be repaid by the Company’s common stock, upon the effectiveness of the increase of its authorized share.

On March 22, 2024, the board of directors of the Company and certain stockholders holding a majority of the voting rights of its common stock approved by written consent in lieu of a special meeting the taking of all steps necessary to effect the amendment of Articles of Incorporation to increase the Company’s authorized shares from 5,030,000,000 to 505,030,000,000 shares of its common stock, will be effective no earlier than May 4, 2024 (“Corporate Action”). Thereafter, the Company will repay the promissory note payable holders by converting to common stock after the effectiveness of the Corporate Action.

The promissory note payables balances were $39,053,735 and $39,053,735 as of March 31, 2024 and December 31, 2023, respectively.

NOTE 13 – STOCK-BASED COMPENSATION

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

As of March 31, 2024, there were 1,218,518,519 shares of the Company have been issued to consultants who have provided services to the Company.

NOTE 14 - STOCKHOLDERS’ EQUITY

Authorized stock

The Company’s authorized share is 5,000,000,000 common shares with a par value of $0.001 per share.

Common stock outstanding

As of March 31, 2024 and December 31, 2023, the Company had a total of 4,585,973,082 and 1,931,024,294 shares of its common stock issued and outstanding, respectively.

NOTE 15 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the respective years:

	Three months ended March 31,
	2024	2023

Net loss attributable to the Company	$(1,040,190)	$(2,616,322)

Weighted average common shares:
- Basic	2,230,889,137	374,086,727
- Diluted	2,230,889,137	374,086,727

Net loss per share:
- Basic	$(0.00)	$(0.00)
- Diluted	$(0.00)	$(0.00)

For the three months ended March 31, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 16 - INCOME TAX

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2024	2023
Current tax:
- Local	$-	$-
- Foreign	84	170,066

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense	$84	$170,066

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

For the three months ended March 31, 2024 and 2023, there were no operating income in US tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Republic of Singapore

The Company’s subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. The operation in Singapore incurred an operating loss due to certain charges within the group and there is no provision for income tax for the three months ended March 31, 2024 and 2023.

Hong Kong

The Company and subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,
	2024	2023

Loss before income taxes	$(56,461)	$(1,636,870)
Statutory income tax rate	16.5%	16.5%
Income tax benefit at statutory rate	(9,316)	(270,407)
Tax effect of non-deductible items	-	466,360
Net operating loss	9,400	(26,211)
Income tax expense	84	170,066
Income tax expense – discontinued operations	-	(170,066)
Income tax expense – continuing operations	$84	$-

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$18,675	$111,247
Singapore tax regime	5,170	13,890
Hong Kong tax regime	9,400	8,443,888
Less: valuation allowance	(33,245)	(8,569,025)
Deferred tax assets, net	$-	$-

As of March 31, 2024, the operations in the United States of America incurred $1,002,343 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $210,492 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of March 31, 2024, the operations in Singapore incurred $10,041,997 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Singapore tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $1,707,139 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of March 31, 2024, the operations in Hong Kong incurred $52,883,521 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $8,725,781 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

NOTE 17 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong and Singapore. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the three months ended March 31, 2024 and 2023, $19,885 and $9,165 contributions from discontinued operations were made accordingly.

NOTE 18 - RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances were unsecured, non-interest bearing and had no fixed terms of repayment.

During the three months ended March 31, 2024 and 2023, the Company paid the director fee of $0 and $31,770 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 19 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2024 and 2023, there was no single customer whose revenue exceeded 10% of the revenue.

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

NOTE 20 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, the Company is committed to the below contractual arrangements.

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of March 31, 2024, the remaining balance for Equity Purchase from the Investor was $30,000,000.

NOTE 20 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024, up through the date the Company issued the unaudited condensed consolidated financial statements.

On April 16, 2024, Grand Town Development Limited (“Grand Town”), a fully owned subsidiary of the Company, and Guangzhou Huangting Meishuguan (“Seller”) entered into four Brought and Sold Agreements, whereby Seller has agreed to sell Grand Town four pieces of collectible items at HKD 134,280,000 (approximately USD 17.13 million).

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

As of March 31, 2024, we had a working capital of $56,015,052 and accumulated deficit of $206,488,173. As a result, our continuation as a going concern is dependent upon improving our profitability and continued financial support from our stockholders or other capital sources. Management believes that continued financial support from existing shareholders and external financing will provide the additional cash necessary to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Comparison of the three months ended March 31, 2024 and March 31, 2023

The following table sets forth certain operational data for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three months ended March 31,
	2024	2023
Revenue:
Arts and collectibles technology (“ACT”) segment	-	598,647
Cost of revenue:
ACT segment	-	(315,399)
Gross profit	-	283,248
Operating expenses:
Sales and marketing	(200)	(4,982)
Corporate development	-	(57,345)
Technology and development	(26,540)	(10,703)
General and administrative	(1,019,244)	(950,909)
Loss from operations	(1,045,984)	(740,691)
Total other expense, net	(4,970)	(20,643)
Loss before income taxes	(1,050,954)	(761,334)
Income tax expense	(84)	-
Loss from continuing operations	(1,051,038)	(761,334)
Discontinued operations:
Loss from discontinued operations, net of income taxes	-	(1,854,988)
NET LOSS	(1,051,038)	(2,616,322)
Non-cash consultancy expenses	23,876,609	-

ADJUSTED INCOME (LOSS)	$22,825,571	$(2,616,322)

Revenue and Cost of Revenue

For the three months ended March 31, 2024 and 2023, there was no single customer whose revenue exceeded 10% of the revenue.

Three Months Ended March 31, 2024
	Lending Segment (discontinued operation)	ACT Segment	Total
Revenue from external customers:
Interest income	$-	$-	$-
Arts and collectibles technology income	-	-	-
Total revenue, net	-	-	-

Cost of revenue:
Interest expense	-	-	-
Arts and collectibles technology expense	-	-	-
Total cost of revenue	-	-	-

Gross profit	-	-	-

	Three Months Ended March 31, 2023
	Lending Segment (discontinued operation)	ACT Segment	Total
Revenue from external customers:
Interest income	$1,555,976	$-	$1,555,976
Arts and collectibles technology income	-	598,647	598,647
Total revenue, net	1,555,976	598,647	2,154,623

Cost of revenue:
Interest expense	(58,927)	-	(58,927)
Arts and collectibles technology expense	-	(315,399)	(315,399)
Total cost of revenue	(58,927)	(315,399)	(374,326)

Gross profit	1,497,049	283,248	1,780,297

Revenue from continuing operations of approximately $0 and $598,647 for the three months ended March 31, 2024 and 2023, respectively, decreased by $598,647, or 100.0%. Revenue from discontinued operations of approximately $0 and $1,555,976 for the three months ended March 31, 2024 and 2023, respectively, decreased by $1,555,976, or 100.0%. The breakdown of revenue is summarized as follows:-

	Three months ended March 31,
	2024	2023

Interest income (discontinued operation)	$-	$1,555,976
ACT income:
- Sale of arts and collectibles products	-	598,647
- Transaction fee income and others	-	-
	-	598,647

	$-	$2,154,623

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong to earn interest income under lending business segment. The interest rates on loans issued were ranged from 13% to 59% (2023: from 13% to 59%) per annum for the three months ended March 31, 2023. The interest rate variations depend on the types of loan, maturity period and principal amount. The Company also operates its online platform in sale and distribution of arts and collectibles, with the use of blockchain technologies and minting tokens. The increase in revenue is attributable to the rapid growth in Arts and collectibles technology business.

Cost of revenue from continuing operations of approximately $0 and $315,399 for the three months ended March 31, 2024 and 2023, respectively, decreased by $315,399 or 100.0%. Cost of revenue from discontinued operations of approximately $0 and $58,927 for the three months ended March 31, 2024 and 2023, respectively, decreased by $58,927 or 100.0%. It consisted primarily of interest expense and cost of purchasing collectibles, in line with sales drop. It consisted primarily of interest expense and cost of purchasing collectibles, in line with sales drop.

Gross Profit

We achieved a gross profit from continuing operations of $0 and $283,248 for the three months ended March 31, 2024 and 2023, respectively. We achieved a gross profit from continuing operations of $0 and $1,497,049 for the three months ended March 31, 2024 and 2023, respectively. The decrease in gross profit is mainly attributable to a decrease in our ACT volume.

Sales and Marketing Expenses

Sales and marketing expenses from continuing operations of $200 and $4,982 for the three months ended March 31, 2024 and 2023, respectively, decreased by $4,782, 96.0%. Sales and marketing expenses from discontinued operations of $0 and $25,543 for the three months ended March 31, 2024 and 2023, respectively, decreased by $25,543, 100.0%. It primarily includes costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses.

Corporate Development Expenses

Corporate development expenses from continuing operations of $0 and $57,345 for the three months ended March 31, 2024 and 2023, respectively, primarily include personnel-related expenses incurred to support our corporate development.

No such expenses for discontinued operation for the three months ended March 31, 2024 and 2023

Technology and support Expenses

Technology and support expenses from continuing operations of $26,540 and $10,703 for the three months ended March 31, 2024 and 2023, respectively, including (i) development of the DOT(digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives.

No such expenses for discontinued operation for the three months ended March 31, 2024 and 2023.

General and Administrative Expenses (“G&A”)

General and administrative expenses from continuing operations of $1,019,244 and $948,837 for the three months ended March 31, 2024 and 2023, respectively. General and administrative expenses from discontinued operations of $0 and $2,953,591 for the three months ended March 31, 2024 and 2023, respectively. These expenses primarily include professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. G&A expenses from continued operations increased by approximately $70,407 in the three months ended March 31, 2024 from $948,837 for the same period of 2023.

Other expenses

Total other expenses from continuing operations of $4,970 and $20,643 for the three months ended March 31, 2024 and 2023, respectively. These expenses primary include interest income, convertible notes interest expense, loan interest expense and sundry income.

Income Tax Expense

We incurred income tax expense from continuing operations of $84 and 0 during the year ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $28,968 and $39,590.

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

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by operating activities – Continuing operations	$(45,391)	$70,812
Net cash provided by investing activities – Continuing operations	-	-
Net cash provided by financing activities – Continuing operations	$61,106	$52,772

Net Cash (Used In) Provided by Operating Activities.

For the three months ended March 31, 2024, net cash used in operating activities from continuing operations was $45,391 which consisted primarily of a net loss of $1,051,038, depreciation of $166, amortization of $868,260, shares issued for services rendered of $658,000, an increase in account receivables of $74,771 and a decrease in accrued liabilities and other payables of $94,623; offset by a decrease in prepayments and other receivables of $8,307, an increase in accounts payables of $23,205, an increase in accrued consulting and service fee of $658,000 and an increase in income tax payable of $661.

For the three months ended March 31, 2023, net cash provided by operating activities from continuing operations was $70,812 which consisted primarily of a net loss of $761,334, depreciation of $1,319, amortization of $868,258, imputed interest expense of $237,118, shares issued for services rendered of $168,852, an increase in loan receivables of $11,947, a decrease in accounts payables of $356,844, a decrease in right-of-use assets and operating lease liabilities of $22,166 and a decrease in income tax payable of $170,066; offset by a decrease in loan interest and fee receivables of $735,059, a decrease in inventories of $14,277, a decrease in prepayments and other receivables of $72,486 and an increase in accrued liabilities and other payables of $182,602.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided by Investing Activities.

For the three months ended March 31, 2024 and 2023, net cash provided by investment activities was $0 and $0 respectively.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2024, net cash provided by financing activities was $61,106 consisting of repayment of advance from related parties of $61,106.

For the three months ended March 31, 2023, net cash used in financing activities was $52,772 consisting of repayment of advance from related parties of $748,697; offset by repayment of loan payables of $504,463 and repayment of convertible note payables of $191,462.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be significantly higher than 2023. As of March 31, 2024, we had an accumulated deficit of $xx. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of March 31, 2024:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	6,717,244	6,717,244	-	-	-
Operating lease liabilities	-	-	-	-	-
Other contractual liabilities (1)			-	-	-
Commercial commitments	-	-	-	-	-
Bank loan repayment	-	-	-	-	-
Total obligations	$6,717,244	6,717,244	$-	-	-

(1)	Includes all obligations included in “Accrued liabilities and other payables” and “Accrued consulting and service fee” in current liabilities in the “Unaudited Condensed Consolidated Balance Sheets” that are contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as of March 31, 2024.

Critical Accounting Policies and Estimates

For a detailed description of the Critical Accounting Policies and Estimates of the Company, please refer to Part II, ITEM 7 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in our Annual Report Form 10-K for the year ended December 31, 2023 filed with the SEC on April 16, 2024.

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

Date: May 20, 2024