Form 10-Q
period 2024-06-30
Cosmos Group Holdings Inc.
filed 2024-08-14
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 13, 2024, the Company had outstanding 4,585,973,082 shares of common stock.

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

TABLE OF CONTENTS.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30,	December 31,
	2024	2023
		(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$28,670	$39,590
Account receivables	795,001	872,319
Inventories	18,314,647	1,116,086
Prepayments and other receivables	6,776,225	6,758,168
Income tax receivable	1,105	442
Total current assets	25,915,648	8,786,605

Non-current assets:
Property and equipment, net	998	1,331
Intangible assets, net	8,128,935	9,867,053

TOTAL ASSETS	$34,045,581	$18,654,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,894,346	$2,721,162
Accrued liabilities and other payables	224,159	148,585
Accrued consulting and service fee	17,940,688	16,671,088
Amounts due to related parties	6,773,259	6,661,107
Convertible note payables	-	197,792
Promissory note payables	39,053,735	39,053,735
Total current liabilities	83,886,187	65,453,469

TOTAL LIABILITIES	83,886,187	65,453,469

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 4,585,973,082 and 1,931,024,294 issued and outstanding as of June 30, 2024 and December 31, 2023	4,585,973	1,931,024
Additional paid-in capital	154,942,724	156,736,912
Accumulated other comprehensive loss	(69,613)	(28,338)
Accumulated deficit	(209,298,711)	(205,447,983)
Total COSG stockholders’ deficit	(49,839,627)	(46,808,385)
Noncontrolling interest	(979)	9,905
Stockholders’ deficit	(49,840,606)	(46,798,480)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,045,581	$18,654,989

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue, net	$19,185	$(1,296)	$19,185	$597,351

Cost of revenue	(11,511)	(51,574)	(11,511)	(366,973)

Gross profit (loss)	7,674	(52,870)	7,674	230,378

Operating expenses:
Sales and marketing expenses	(515,173)	(668)	(515,373)	(5,650)
Corporate development expense	(385,100)	137	(385,100)	(57,208)
Technology and development expense	(261,872)	(6,177)	(288,412)	(16,880)
General and administrative expenses	(1,656,103)	(13,391,986)	(2,675,347)	(14,342,895)
Total operating expenses	(2,818,248)	(13,398,694)	(3,864,232)	(14,422,633)

LOSS FROM OPERATION	(2,810,574)	(13,451,564)	(3,856,558)	(14,192,255)

Other income (expense):
Interest income	-	53	-	92
Convertible notes interest expense	-	(8,887)	(4,970)	(10,431)
Loan interest expense	-	(58,100)	-	(77,238)
Total other expense, net	-	(66,934)	(4,970)	(87,577)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,810,574)	(13,518,498)	(3,861,528)	(14,279,832)

Income tax expense	-	-	(84)	-
LOSS FROM CONTINUING OPERATIONS	(2,810,574)	(13,518,498)	(3,861,612)	(14,279,832)
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income taxes	-	1,365,784	-	(489,204)
NET LOSS	(2,810,574)	(12,152,714)	(3,861,612)	(14,769,036)
Net loss attributable to noncontrolling interest	(36)	-	(10,884)	-
Net loss attributable to COSG shareholders	(2,810,538)	(12,152,714)	(3,850,728)	(14,769,036)

Other comprehensive (loss) income:
Foreign currency adjustment (loss) income	(14,857)	(30,492)	(41,276)	6,337
COMPREHENSIVE LOSS	$(2,825,395)	$(12,183,206)	$(3,892,004)	$(14,762,699)
Net loss per share:
– Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average common shares outstanding
– Basic and Diluted	4,585,973,082	1,158,359,838	4,002,969,011	808,884,454

#:	less than 0.01

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,861,612)	$(14,769,036)
Less: net loss from discontinued operations	-	(489,204)
Net loss from continuing operations	(3,861,612)	(14,279,832)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	332	386
Amortization of intangible assets	1,738,115	1,736,516
Imputed interest expense	-	460,893
Shares issued for services rendered	658,000	10,299,592

Change in operating assets and liabilities:
Account receivables	77,318	(588,854)
Inventories	(17,198,561)	7,436
Prepayments and other receivables	(18,057)	(15,882)
Accounts payables	17,173,184	369,578
Accrued liabilities and other payables	75,574	(162,118)
Accrued consulting and service fee	1,269,600	2,225,870
Income tax payable	(663)	-
Net cash (used in) provided by operating activities – Continuing operations	(86,770)	53,585
Net cash used in activities by operating activities – Discontinued operations	-	(280,096)
Net cash used in operating activities	(86,770)	(226,511)

Cash flows from financing activities:
Advance from related parties	117,121	569,298
Repayment of convertible note payables	-	(197,033)
Net cash provided by financing activities – Continuing operations	117,121	372,265
Net cash used in financing activities – Discontinued operations	-	(690,241)
Net cash provided by (used in) financing activities	117,121	(317,976)

Foreign currency translation adjustment	(41,271)	5,581

Net change in cash and cash equivalents	(10,920)	(538,906)

BEGINNING OF YEAR	39,590	2,468,828

END OF YEAR	$28,670	$1,929,922

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$94,724

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Common stock to be	Additional paid- in	Accumulated other comprehensive	Accumulated	Non- controlling	Total stockholders’
	No. of shares	Amount	issued	capital	loss	losses	interest	deficit
Balance as of January 1, 2024	1,931,024,294	$1,931,024	$-	156,736,912	$(28,338)	$(205,447,983)	$9,905	$(46,798,480)

Foreign currency translation adjustment	-	-	-	-	(26,418)	-	-	(26,418)
Share issued to settle convertible notes	1,436,430,269	1,436,430	-	(1,233,669)	-	-	-	202,761
Share issued for services rendered	1,218,518,519	1,218,519	-	(560,519)	-	-	-	658,000
Net loss	-	-	-	-	-	(1,040,190)	(10,848)	(1,051,038)

Balance as of March 31, 2024	4,585,973,082	4,585,973	-	154,942,724	(54,756)	(206,488,173)	(943)	(47,015,175)

Foreign currency translation adjustment	-	-	-	-	(14,857)	-	-	(14,857)
Net loss	-	-	-	-	-	(2,810,538)	(36)	(2,810,574)

Balance as of June 30, 2024	4,585,973,082	4,585,973	-	154,942,724	(69,613)	(209,298,711)	(979)	(49,840,606)

	Common stock		Common stock to be	Additional paid-in	Accumulated other comprehensive	(Accumulated	Non- controlling	Total stockholders’ equity
	No. of shares	Amount	issued	capital	(loss) income	losses)	interest	(deficit)
Balance as of January 1, 2023	454,398,143	$454,398	$400,000	133,631,985	$18,554	$(128,107,220)	$(10,111)	$6,387,606

Foreign currency translation adjustment	-	-	-	-	36,829	-	-	36,829
Imputed interest on related party loans	-	-	-	237,118	-	-	-	237,118
Share issued for services rendered	2,602,772	2,603	-	166,249	-	-	-	168,852
Net loss	-	-	-	-	-	(2,616,322)	-	(2,616,322)

Balance as of March 31, 2023	457,000,915	$457,001	$400,000	134,035,352	$55,383	$(130,723,542)	$(10,111)	$4,214,083

Foreign currency translation adjustment	-	-	-	-	(30,492)	-	-	(30,492)
Imputed interest on related party loans	-	-	-	223,775	-	-	-	223,775
Share issued for services rendered	1,013,074,000	1,013,074	-	9,117,666	-	-	-	10,130,740
Net loss	-	-	-	-	-	(12,152,714)		(12,152,714)

Balance as of June 30, 2023	1,470,074,915	$1,470,075	$400,000	$143,376,793	$24,891	$(142,876,256)	$(10,111)	$2,385,392

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

In the opinion of management, the consolidated balance sheet as of December 31, 2023 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2024 or for any future period.

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

Description of subsidiaries

Company name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held
Massive Treasure Limited	BVI, limited liability company	Investment holding	50,000 ordinary shares with a par value of US$1 each	100%

Coinllectibles DeFi Limited	Hong Kong, limited liability company	Consultancy and management services in Hong Kong	10,000 ordinary shares for HK$10,000	100%

Coinllectibles Private Limited	Singapore, limited liability company	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

NFT Limited	BVI, limited liability company	Procurement of intangible assets in Hong Kong	10,000 ordinary shares with a par value of US$1 each	51%

Grandway Worldwide Holding Limited	BVI, limited liability company	Development of mobile application	50,000 ordinary shares for USD$50,000	51%

Grand Town Development Limited	Hong Kong, limited liability company	Provision treasury management	2 ordinary shares for HK$2	100%

Grand Gallery Limited	Hong Kong, limited liability company	Procurement of art and collectibles in Hong Kong	400,000 ordinary shares for HK$400,000	80%

Phoenix Waters Group Limited	BVI, limited liability company	Investment holding	50,000 ordinary shares with a par value of US$1 each	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements. Since September 30, 2023, lending segment was discontinued and disposed. Currently, the Company continues to operate in one reportable operating segment in Hong Kong and Singapore.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists and the costs associated with token minting for collectible pieces. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from June 30, 2024.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Depreciation expense for the six months ended June 30, 2024 and 2023 totaled $332 and $2,914, respectively.

Depreciation expense for the three months ended June 30, 2024 and 2023 totaled $166 and $1,595, respectively.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Lending Business

The Company mainly derives a portion of its revenue from loan which is specifically excluded from the scope of this standard, that is, interest on loan receivable is accrued monthly and credited to income as earned. Since September 2023, the Company discontinued and disposed this business.

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table shows the types of revenue from contracts with customers and the number of the underlying transactions:

	Six months ended June 30,
	2024	2023

Sale of arts and collectibles products	$-	$597,351
Consultancy services	19,185	-
Transaction fee income and others	-	-
	$19,185	$597,351
Numbers of transactions:
Number of arts and collectibles sold	-	13
Number of secondary platform transactions	-	-

	Three months ended June 30,
	2024	2023

Sale of arts and collectibles products	$-	$(1,296)
Consultancy services	19,185	-
Transaction fee income and others	-	-
	$19,185	$(1,296)
Numbers of transactions:
Number of arts and collectibles sold	-	-
Number of secondary platform transactions	-	-

●	Leases

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three and six months ended June 30, 2024 and 2023.

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the following periods:

	June 30, 2024	June 30, 2023
Period-end HKD:US$ exchange rate	0.1281	0.1276
Period average HKD:US$ exchange rate	0.1279	0.1276

	June 30, 2024	June 30, 2023
Period-end SGD:US$ exchange rate	0.7374	0.7383
Period average SGD:US$ exchange rate	0.7424	0.7328

●	Comprehensive income

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of June 30, 2024, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 4 - GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company reported a net loss of $3,861,612 for the six months ended June 30, 2024 and had an accumulated deficit of $209,298,711 at June 30 2024. The continuation of the Company as a going concern in the next twelve months is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 5 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Interest income (from discontinued operation)	$-	$1,542,215	$-	$3,098,191
ACT income
- Sale of arts and collectibles products	-	(1,296)	-	597,351
- Transaction fee income and others	-	-	-	-
- Consultancy services	19,185	-	19,185	-
	19,185	(1,296)	19,185	597,351

	$19,185	$1,540,919	$19,185	$3,695,542

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 6 - INVENTORIES

A summary of inventories as of June 30, 2024 and December 31, 2023 is as follows:

	As of June 30, 2024
	No. of token	No. of art and collectible items	Total amount

Balance at January 1, 2024	8	69	$1,116,086
Purchased	-	4	17,198,561
Sold	-	-	-
Balance at June 30, 2024	8	73	$18,314,647

	As of December 31, 2023
	No. of token	No. of art and collectible items	Total amount

Balance at January 1, 2023	8	69	$1,164,887
Purchased	-	13	397,089
Sold	-	(13)	397,089
Balance at December 31, 2023	8	69	$1,116,086

On April 16, 2024, the Company purchased four (4) pieces of collectible items at HK$134.28 million (approximately USD$17.19 million) from an independent seller,

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 - PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2024 and December 31, 2023 is as follows:

	As of June 30, 2024	As of December 31, 2023

Computer equipment	$3,328	$3,328
Less: accumulated depreciation	(2,329)	(1,997)
Foreign translation adjustment	(1)	-
Property and equipment, net	998	1,331
Less: Property and equipment, net – discontinued operations	-	-
Property and equipment, net – continuing operations	$998	$1,331

Depreciation expense from continuing operations for the three months ended June 30, 2024 and 2023 totalled $166 and $1,595, respectively. No depreciation expense from discontinued operations incurred for the three months ended June 30, 2024 and 2023.

Depreciation expense from continuing operations for the six months ended June 30, 2024 and 2023 totalled $332 and $2,914, respectively. No depreciation expense from discontinued operations incurred for the three months ended June 30, 2024 and 2023.

NOTE 8 - INTANGIBLE ASSETS, NET

A summary of intangible assets as of June 30, 2024 and December 31, 2023 is as follows:

	Estimated useful life	June 30, 2023	December 31, 2023
At cost:
Acquired technology software	5 years	$17,344,690	$17,344,690
Licensed technology knowhow	4 years	339	339
Trademarks and trade name	10 years	39,415	39,415
Less: accumulated amortization		(9,183,427)	(7,445,312)
Foreign translation adjustment		(72,082)	(71,740)
		$8,128,935	$9,867,053

As of June 30, 2024, the estimated annual amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows

Period ending June 30:
2025	$3,473,768
2026	3,473,768
2027	1,161,148
2028	4,836
2029	4,836
Thereafter	10,579
$8,128,935

Amortization of intangible assets from continuing operations for the three months ended June 30, 2024 and 2023 totaled $869,855 and $1,736,516, respectively. No amortization of intangible assets from discontinued operations for the three months ended June 30, 2024 and 2023.

Amortization of intangible assets from continuing operations for the six months ended June 30, 2024 and 2023 totaled $1,738,115 and $16,268,258, respectively. No amortization of intangible assets from discontinued operations for the six months ended June 30, 2024 and 2023.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 9 - AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company for the lending business, which were unsecured, interest-free and had no fixed terms of repayments. The related party balances from continuing operations were $6,773,259 and $6,661,107 as of June 30, 2024 and December 31, 2023, respectively.

During the three and six months ended June 30, 2024, no imputed interest recorded. During the three and six months ended June 30, 2023, the Company recorded and imputed additional non-cash interest of $237,118 and $460,895 at the market rate of 5% per annum on these interest-free related party loans, under ASC 835-30 “Imputation of Interest”.

NOTE 10 - CONVERTIBLES NOTE PAYABLES

During the three and six months ended June 30, 2024, the Company fully converted all of note payables and the related interest into 1,436,430,269 shares of its common stock.

NOTE 11 - PROMISSORY NOTE PAYABLES

On July 1, 2023, the Company entered into several promissory notes agreements (“the Notes”) in relation to the settlement of the consideration from the sale of lending business. The Notes become mature by December 31, 2023. The Company will either repay the Notes holder in cash or convert the Notes to common stock of the Company. The Notes are expected to be repaid by the Company’s common stock, upon the effectiveness of the increase of its authorized share.

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

The promissory note payables balances were $39,053,735 and $39,053,735 as of June 30, 2024 and December 31, 2023, respectively.

NOTE 12 - STOCK-BASED COMPENSATION

During the three and six months ended June 30, 2024, the Company have been issued 1,218,518,519 shares to consultants who have provided services to the Company.

NOTE 13 - STOCKHOLDERS’ EQUITY

Authorized stock

The Company’s authorized share is 5,000,000,000 common shares with a par value of $0.001 per share.

Common stock outstanding

As of June 30, 2024 and December 31, 2023, the Company had a total of 4,585,973,082 and 1,931,024,294 shares of its common stock issued and outstanding, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 14 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the respective years:

	Six months ended June 30,
	2024	2023

Net loss attributable to the Company	$(3,850,728)	$(14,769,036)

Weighted average common shares:
- Basic	4,002,969,012	808,884,454
- Diluted	4,002,969,012	808,884,454

Net loss per share:
- Basic	$(0.00)	$(0.02)
- Diluted	$(0.00)	$(0.04)

	Three months ended June 30,
	2024	2023

Net loss attributable to the Company	$(2,810,574)	$(12,152,714)

Weighted average common shares:
- Basic	1,861,368,785	1,158,359,838
- Diluted	1,861,368,785	1,158,359,838

Net loss per share:
- Basic	$(0.00)	$(0.01)
- Diluted	$(0.00)	$(0.01)

For the three and six months ended June 30, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

For the six months ended June 30, 2024 and 2023, there were no operating income in US tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Republic of Singapore

The Company’s subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. The operation in Singapore incurred an operating loss due to certain charges within the group and there is no provision for income tax for the six months ended June 30, 2024 and 2023.

Hong Kong

The Company and subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2024 and 2023 is as follows:

	Six months ended June 30,
	2024	2023

Loss before income taxes	$(52,070)	$(1,636,870)
Statutory income tax rate	16.5%	16.5%
Income tax benefit at statutory rate	(8,591)	(270,407)
Tax effect of non-deductible items	-	466,360
Net operating loss	8,675	(26,211)
Income tax expense	84	170,066
Income tax expense – discontinued operations	-	(170,066)
Income tax expense – continuing operations	$84	$-

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$35,453	$111,247
Singapore tax regime	5,640	13,890
Hong Kong tax regime	8,675	8,443,888
Less: valuation allowance	(49,768)	(8,569,025)
Deferred tax assets, net	$-	$-

As of June 30, 2024, the operations in the United States of America incurred $1,082,238 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $227,270 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of June 30, 2024, the operations in Singapore incurred $10,011,585 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Singapore tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $1,707,610 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of June 30, 2024, the operations in Hong Kong incurred $52,827,060 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $8,725,056 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

During the three and six months ended June 30, 2024 and 2023, the Company received the consultancy services income of $19,185 and $0 to Marvel Digital Group Limited, a related company of the Company, for the Company’s services to the related company.

During the three and six months ended June 30, 2024 and 2023, the Company paid the consultancy services fee of $11,511 and $0 to Xtreme Business Enterprises Limited, a related company of the Company.

During the three months ended June 30, 2024 and 2023, the Company paid the director fee of $63,000 and $92,468 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

During the six months ended June 30, 2024 and 2023, the Company paid the director fee of $63,000 and $124,238 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 17 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended June 30, 2024, there was only a single customer whose revenue exceeded 10% of the revenue. For the three and six months ended June 30, 2023, there was no single customer whose revenue exceeded 10% of the revenue.

(b)	Major vendors

For the three and six months ended June 30, 2024, there was only a single supplier whose cost of revenue exceeded 100% of the cost of revenue. For the three and six months ended June 30, 2023, there was no single supplier whose cost of revenue exceeded 10% of the cost of revenue.

(c)	Economic and political risk

The Company’s major operations are conducted in Singapore and Hong Kong. Accordingly, the political, economic, and legal environments in Singapore and Hong Kong, as well as the general state of Singapore and Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(d)	Exchange rate risk

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

NOTE 18 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, the Company is committed to the below contractual arrangements.

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of June 30, 2024, the remaining balance for Equity Purchase from the Investor was $30,000,000.

NOTE 19 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024, up through the date the Company issued the unaudited condensed consolidated financial statements.

On July 29, 2024, the Company decided to terminate the plan to increase the Company’s authorized capital from 5,030,000,000 to 505,030,000,000 shares. The Company’s authorized capital has remained at 5,030,000,000 shares, with no amendment to the Articles of Incorporation. Form DEF 14C in relation to the increase of authorized capital was withdrawn, which was previously filed on May 24, 2024.

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

Commentary on our Revenue – an overview

The total revenue for 2024 Q2 was $19,185 from the DOT business segment. Our DOT revenue are primarily attributable to consultancy service.

Commentary on DOT Revenue – our key growth driver

As a whole, the 2024 Q2 revenue growth is in line with Management’s expectations. Our business model focuses on the rights of ownership through a digital ownership token attached to physical art or some other collectible with real world tangible value. The business is fundamentally different from the model NFT marketplaces like OpenSea or Rarible that list third party NFTs for sale. Given the business model targets the physical art and collectibles market, the relative growth in the overall art markets sales at major auction houses and art fairs, we were less affected by the recent negative sentiment in the crypto and NFT markets.

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

Results of Operations.

As of June 30, 2024, we had a working capital of $57,970,540 and accumulated deficit of $209,298,711. As a result, our continuation as a going concern is dependent upon improving our profitability and continued financial support from our stockholders or other capital sources. Management believes that continued financial support from existing shareholders and external financing will provide the additional cash necessary to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Comparison of the three months ended June 30, 2024 and 2023

The following table sets forth certain operational data for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three months ended June 30,
	2024	2023

Revenue	19,185	(1,296)

Cost of revenue	(11,511)	(51,574)
Gross profit (loss)	7,674	(52,870)
Operating expenses:
Sales and marketing	(515,173)	(668)
Corporate development	(385,100)	137
Technology and development	(261,872)	(6,177)
General and administrative	(1,656,103)	(13,391,986)
Loss from operations	(2,818,248)	(13,398,694)
Total other expense, net	-	(66,934)
Loss before income taxes	(2,810,574)	(13,518,498)
Income tax expense	-	-
Loss from continuing operations	(2,810,574)	(13,518,498)
Discontinued operations:
Loss from discontinued operations, net of income taxes	-	1,365,784
NET LOSS	(2,810,574)	(12,152,714)
Non-cash consultancy expenses	(22,012,009)	9,117,666

ADJUSTED LOSS	$(24,822,583)	$(3,035,048)

Revenue from continuing operations of approximately $19,185 and $(1,296) for the three months ended June 30, 2024 and 2023, respectively, increased by $20,481, or 1,580%. Revenue from discontinued operations of approximately $0 and $1,542,215 for the three months ended June 30, 2024 and 2023, respectively, decreased by $1,542,215, or 100.0%. The breakdown of revenue is summarized as follows:-

	Three months ended June 30,
	2024	2023

Interest income (from discontinued operation)	$-	$1,542,215
ACT income
- Sale of arts and collectibles products	-	(1,296)
- Transaction fee income and others	-
- Consultancy services	19,185	-
	19,185	(1,296)

	$19,185	$1,540,919

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong to earn interest income under lending business segment. The interest rates on loans issued were ranged from 13% to 59% (2023: from 13% to 59%) per annum for the three months ended June 30, 2023. The interest rate variations depend on the types of loan, maturity period and principal amount. The Company also operates its online platform in sale and distribution of arts and collectibles, with the use of blockchain technologies and minting tokens. The increase in revenue is attributable to the rapid growth in Arts and collectibles technology business.

Cost of revenue from continuing operations of approximately $11,511 and $51,574 for the three months ended June 30, 2024 and 2023, respectively, decreased by $40,063 or 77.7%. Cost of revenue from discontinued operations of approximately $0 and $35,797 for the three months ended June 30, 2024 and 2023, respectively, decreased by $35,797 or 100.0%. It consisted primarily of interest expense and cost of purchasing collectibles, in line with sales drop. It consisted primarily of interest expense and cost of purchasing collectibles, in line with sales drop.

Gross Profit (Loss)

We achieved a gross profit (loss) from continuing operations of $7,674 and $(52,870) for the three months ended June 30, 2024 and 2023, respectively. We achieved a gross profit from discontinued operations of $0 and $1,506,418 for the three months ended June 30, 2024 and 2023, respectively. The decrease in gross profit is mainly attributable to a decrease in our ACT volume.

Sales and Marketing Expenses

Sales and marketing expenses from continuing operations of $515,173 and $668 for the three months ended June 30, 2024 and 2023, respectively, increased by $514,505, 770.2%. Sales and marketing expenses from discontinued operations of $0 and $93,683 for the three months ended June 30, 2024 and 2023, respectively, decreased by $93,683, 100.0%. It primarily includes costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses.

Corporate Development Expenses

Corporate development expenses from continuing operations of $385,100 and $(137) for the three months ended June 30, 2024 and 2023, respectively, primarily include personnel-related expenses incurred to support our corporate development.

No such expenses for discontinued operation for the three months ended June 30, 2024 and 2023.

Technology and support Expenses

Technology and support expenses from continuing operations of $261,872 and $6,177 for the three months ended June 30, 2024 and 2023, respectively, including (i) development of the DOT(digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives.

No such expenses for discontinued operation for the three months ended June 30, 2024 and 2023.

General and Administrative Expenses (“G&A”)

General and administrative expenses from continuing operations of $1,656,103 and $13,391,986 for the three months ended June 30, 2024 and 2023, respectively. General and administrative expenses from discontinued operations of $0 and $1,823,363 for the three months ended June 30, 2024 and 2023, respectively. These expenses primarily include professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. G&A expenses from continued operations decreased by approximately $11,735,883 in the three months ended June 30, 2024 from $13,391,986 for the same period of 2023.

Other expenses

Total other expenses from continuing operations of $0 and $66,934 for the three months ended June 30, 2024 and 2023, respectively. These expenses primary include interest income, convertible notes interest expense, loan interest expense and sundry income.

Income Tax Expense

We incurred income tax expense from continuing operations of $0 and 0 during the three months ended June 30, 2024 and 2023, respectively.

Comparison of the six months ended June 30, 2024 and 2023

The following table sets forth certain operational data for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six months ended June 30,
	2024	2023
Revenue:
Arts and collectibles technology (“ACT”) segment	19,185	597,351
Cost of revenue:
ACT segment	(11,511)	(366,973)
Gross profit	7,674	230,378
Operating expenses:
Sales and marketing	(515,373)	(5,650)
Corporate development	(385,100)	(57,208)
Technology and development	(288,412)	(16,880)
General and administrative	(2,675,347)	(14,342,895)
Loss from operations	(3,864,232)	(14,422,633)
Total other expense, net	(4,970)	(87,577)
Loss before income taxes	(3,861,528)	(14,279,832)
Income tax expense	(84)	-
Loss from continuing operations	(3,861,612)	(14,279,832)
Discontinued operations:
Loss from discontinued operations, net of income taxes	-	(489,204)
NET LOSS	(3,861,612)	(14,769,036)
Non-cash consultancy expenses	1,864,600	166,249

ADJUSTED LOSS	$(1,997,012)	$(14,413,574)

Revenue from continuing operations of approximately $19,185 and $597,351 for the six months ended June 30, 2024 and 2023, respectively, decreased by $578,166, or 96.8%. Revenue from discontinued operations of approximately $0 and $3,098,191 for the six months ended June 30, 2024 and 2023, respectively, decreased by $3,098,191, or 100.0%. The breakdown of revenue is summarized as follows:-

	Six months ended June 30,
	2024	2023

Interest income (from discontinued operation)	$-	$3,098,191
ACT income
- Sale of arts and collectibles products	-	597,351
- Transaction fee income and others	-
- Consultancy services	19,185	-
	19,185	597,351

	$19,185	$3,695,542

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong to earn interest income under lending business segment. The interest rates on loans issued were ranged from 13% to 59% (2023: from 13% to 59%) per annum for the six months ended June 30, 2023. The interest rate variations depend on the types of loan, maturity period and principal amount. The Company also operates its online platform in sale and distribution of arts and collectibles, with the use of blockchain technologies and minting tokens. The increase in revenue is attributable to the rapid growth in Arts and collectibles technology business.

Cost of revenue from continuing operations of approximately $11,511 and $366,973 for the six months ended June 30, 2024 and 2023, respectively, decreased by $355,462 or 96.9%. Cost of revenue from discontinued operations of approximately $0 and $94,724 for the six months ended June 30, 2024 and 2023, respectively, decreased by $94,724 or 100.0%. It consisted primarily of interest expense and cost of purchasing collectibles, in line with sales drop. It consisted primarily of interest expense and cost of purchasing collectibles, in line with sales drop.

Gross Profit

We achieved a gross profit from continuing operations of $7,674 and $230,378 for the six months ended June 30, 2024 and 2023, respectively. We achieved a gross profit from discontinued operations of $0 and $3,003,467 for the six months ended June 30, 2024 and 2023, respectively. The decrease in gross profit is mainly attributable to a decrease in our ACT volume.

Sales and Marketing Expenses

Sales and marketing expenses from continuing operations of $515,173 and $5,650 for the six months ended June 30, 2024 and 2023, respectively, increased by $509,523, 9,018.1%. Sales and marketing expenses from discontinued operations of $0 and $119,226 for the six months ended June 30, 2024 and 2023, respectively, decreased by $119,226, 100.0%. It primarily includes costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses.

Corporate Development Expenses

Corporate development expenses from continuing operations of $385,100 and $57,208 for the six months ended June 30, 2024 and 2023, respectively, primarily include personnel-related expenses incurred to support our corporate development.

No such expenses for discontinued operation for the six months ended June 30, 2024 and 2023

Technology and support Expenses

Technology and support expenses from continuing operations of $288,412 and $16,880 for the six months ended June 30, 2024 and 2023, respectively, including (i) development of the DOT(digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives.

No such expenses for discontinued operation for the six months ended June 30, 2024 and 2023.

General and Administrative Expenses (“G&A”)

General and administrative expenses from continuing operations of $2,675,347 and $14,342,895 for the six months ended June 30, 2024 and 2023, respectively. General and administrative expenses from discontinued operations of $0 and $4,776,954 for the six months ended June 30, 2024 and 2023, respectively. These expenses primarily include professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. G&A expenses from continued operations decreased by approximately $11,667,548 in the six months ended June 30, 2024 from $14,342,895 for the same period of 2023.

Other expenses

Total other expenses from continuing operations of $4,970 and $87,577 for the six months ended June 30, 2024 and 2023, respectively. These expenses primary include interest income, convertible notes interest expense, loan interest expense and sundry income.

Income Tax Expense

We incurred income tax expense from continuing operations of $84 and $0 during the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $28,670 and $39,590.

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

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by operating activities – Continuing operations	$(86,770)	$53,585
Net cash provided by investing activities – Continuing operations	-	-
Net cash provided by financing activities – Continuing operations	$117,121	$372,265

Net Cash (Used In) Provided by Operating Activities.

For the six months ended June 30, 2024, net cash used in operating activities from continuing operations was $86,769 which consisted primarily of a net loss of $3,861,612, depreciation of $332, amortization of $1,738,115, shares issued for services rendered of $658,000, an increase in account receivables of $77,318, a decrease in accounts payables of $17,173,184, a decrease in accrued liabilities and other payables of $75,574 and a decrease in accrued consulting and service fee of $1,269,600; offset by an increase in inventories of $17,198,561, a decrease in prepayments and other receivables of $18,507 and an increase in income tax payable of $663.

For the six months ended June 30, 2023, net cash provided by operating activities from continuing operations was $53,585 which consisted primarily of a net loss of $14,279,832, depreciation of $386, amortization of $1,736,516, imputed interest expense of $460,893, shares issued for services rendered of $10,299,592, an increase in inventories of $7,436, a decrease in accounts payable of $369,578 and a decrease in accrued consulting and service fee of $2,225,870; offset by a decrease in account receivables of $588,854, a decrease in prepayments and other receivables of $15,882 and an increase in accrued liabilities and other payables of $162,118.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided by Investing Activities.

For the six months ended June 30, 2024 and 2023, net cash provided by investment activities was $0 and $0 respectively.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2024, net cash provided by financing activities was $117,121 consisting of repayment of advance from related parties of $117,121.

For the six months ended June 30, 2023, net cash used in financing activities was $372,265 consisting of repayment of advance from related parties of $569,296; offset by repayment of convertible note payables of $197,033.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be significantly higher than 2023. As of June 30, 2024, we had an accumulated deficit of $209,298,711. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of June 30, 2024:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	$6,773,259	$6,773,259	$-	$-	$-
Operating lease liabilities	-	-	-	-	-
Other contractual liabilities (1)			-	-	-
Commercial commitments	-	-	-	-	-
Bank loan repayment	-	-	-	-	-
Total obligations	$6,773,259	6,773,259	$-	$-	$-

(1)	Includes all obligations included in “Accrued liabilities and other payables” and “Accrued consulting and service fee” in current liabilities in the “Unaudited Condensed Consolidated Balance Sheets” that are contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as of June 30, 2024.

Critical Accounting Policies and Estimates

For a detailed description of the Critical Accounting Policies and Estimates of the Company, please refer to Part II, ITEM 7 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in our Annual Report Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 16, 2024.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2024