Form 10-Q
period 2024-09-30
Cosmos Group Holdings Inc.
filed 2024-11-12
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of October 29, 2024, the Company had outstanding 4,585,973,082 shares of common stock.

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

TABLE OF CONTENTS.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30,	December 31,
	2024	2023
		(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$28,796	$39,590
Account receivables	837,562	872,319
Inventories	18,397,961	1,116,086
Prepayments and other receivables	6,806,903	6,758,168
Income tax receivable	1,111	442
Total current assets	26,072,333	8,786,605

Non-current assets:
Property and equipment, net	835	1,331
Intangible assets, net	7,247,242	9,867,053

TOTAL ASSETS	$33,320,410	$18,654,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,051,446	$2,721,162
Accrued liabilities and other payables	139,270	148,585
Accrued consulting and service fee	17,940,688	16,671,088
Amounts due to related parties	6,924,482	6,661,107
Convertible note payables	-	197,792
Promissory note payables	39,053,735	39,053,735
Total current liabilities	84,109,621	65,453,469

TOTAL LIABILITIES	84,109,621	65,453,469

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 4,585,963,082 and 1,931,024,294 issued and outstanding as of September 30, 2024 and December 31, 2023	4,585,963	1,931,024
Additional paid-in capital	154,942,734	156,736,912
Accumulated other comprehensive loss	(58,036)	(28,338)
Accumulated deficit	(210,258,497)	(205,447,983)
Total COSG stockholders’ deficit	(50,787,836)	(46,808,385)
Noncontrolling interest	(1,375)	9,905
Stockholders’ deficit	(50,789,211)	(46,798,480)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,320,410	$18,654,989

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue, net	$19,218	$-	$38,403	$597,351

Cost of revenue	(11,531)	(53,372)	(23,042)	(313,601)

Gross income (loss)	7,687	(53,372)	15,361	283,750

Operating expenses:
Sales and marketing expenses	-	9	(515,373)	(5,641)
Corporate development expense	-	(13,905)	(385,100)	(71,113)
Technology and development expense	(187)	(18,489)	(288,599)	(35,369)
General and administrative expenses	(967,682)	(1,068,316)	(3,643,029)	(15,425,508)
Total operating expenses	(967,869)	(1,100,701)	(4,832,101)	(15,537,631)

LOSS FROM OPERATION	(960,182)	(1,047,329)	(4,816,740)	(15,253,881)

Other income (expense):
Interest income	-	99	-	191
Impairment loss on goodwill	-	(51,231)	-	(51,231)
Loss on disposal of subsidiaries	-	(48,610,283)	-	(48,610,283)
Convertible notes interest expense	-	(4,516)	(4,970)	(14,947)
Loan interest expense	-	(46,006)	-	(123,244)
Total other expense, net	-	(48,711,937)	(4,970)	(48,799,514)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(960,182)	(47,043,982)	(4,821,710)	(64,053,395)

Income tax expense	-	-	(84)	-
LOSS FROM CONTINUING OPERATIONS	(960,182)	(47,043,982)	(4,821,794)	(64,053,395)
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income taxes	-	(2,729,883)	-	(489,506)
NET LOSS	(960,182)	(49,773,865)	(4,821,794)	(64,542,901)
Net income (loss) attributable to noncontrolling interest	(396)	9,821	(11,280)	9,821
Net loss attributable to COSG shareholders	(959,786)	(49,783,686)	(4,810,514)	(64,552,722)

Other comprehensive income (loss):
Foreign currency adjustment income (loss)	11,578	(115,862)	(29,698)	(109,525)
COMPREHENSIVE LOSS	$(948,208)	$(49,899,548)	$(4,840,212)	$(64,662,247)
Net loss per share:
– Basic and Diluted	$(0.00)	$(0.03)	$(0.00)	$(0.06)

Weighted average common shares outstanding
– Basic and Diluted	1,862,393,363	1,846,177,793	4,198,721,325	1,160,062,852

#:	less than 0.01

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,821,794)	$(64,053,395)
Less: net loss from discontinued operations	-	(489,506)
Net loss from continuing operations	(4,821,794)	(64,542,901)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	499	663
Amortization of intangible assets	2,619,902	2,524,214
Impairment loss on goodwill	-	(51,231)
Shares issued for services rendered	658,000	10,322,092
Loss on disposal of subsidiaries	-	48,610,283

Change in operating assets and liabilities:
Account receivables	34,757	(583,113)
Inventories	(17,281,875)	17,778
Prepayments and other receivables	(48,735)	6,497
Income tax receivable	(669)	-
Accounts payables	17,330,284	-
Accrued liabilities and other payables	(9,315)	(174,252)
Accrued consulting and service fee	1,269,600	2,225,870
Net cash used in operating activities – Continuing operations	(249,346)	(1,644,100)
Net cash provided by activities by operating activities – Discontinued operations	-	910,644
Net cash used in operating activities	(249,346)	(816,278)

Cash flows from investing activities:
Payment to acquire intangible assets	-	(145)
Cash from acquisition of subsidiary	-	10,246
Net cash provided by investing activities – Continuing operations	-	10,101
Net cash provided by investing activities – Discontinued operations	-	-
Net cash provided by investing activities	-	10,101

Cash flows from financing activities:
(Repayment to) advance from related parties	268,344	(429,660)
Repayment of convertible note payables	-	(197,033)
Net cash provided by (used in) financing activities – Continuing operations	268,344	(626,693)
Net cash used in financing activities – Discontinued operations	-	(739,800)
Net cash provided by (used in) financing activities	268,344	(1,366,493)

Foreign currency translation adjustment	(29,792)	(321,092)

Net change in cash and cash equivalents	(10,794)	(2,410,940)

BEGINNING OF PERIOD	39,590	2,468,828

END OF PERIOD	$28,796	$57,888

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$94,782

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Common stock to be	Additional paid- in	Accumulated other comprehensive	Accumulated	Non-controlling	Total stockholders’
	No. of shares	Amount	issued	capital	loss	losses	interest	deficit
Balance as of January 1, 2024	1,931,024,294	$1,931,024	$-	156,736,912	$(28,338)	$(205,447,983)	$9,905	$(46,798,480)

Foreign currency translation adjustment	-	-	-	-	(26,418)	-	-	(26,418)
Share issued to settle convertible notes	1,436,430,269	1,436,430	-	(1,233,669)	-	-	-	202,761
Share issued for services rendered	1,218,518,519	1,218,519	-	(560,519)	-	-	-	658,000
Net loss	-	-	-	-	-	(1,040,190)	(10,848)	(1,051,038)
Balance as of March 31, 2024	4,585,973,082	4,585,973	-	154,942,724	(54,756)	(206,488,173)	(943)	(47,015,175)

Foreign currency translation adjustment	-	-	-	-	(14,858)	-	-	(14,858)
Net loss	-	-	-	-	-	(2,810,538)	(36)	(2,810,574)
Balance as of June 30, 2024	4,585,973,082	4,585,973	-	154,942,724	(69,614)	(209,298,711)	(979)	(49,840,607)

Share cancelled	(10,000)	(10)	-	10	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	11,578	-	-	11,578
Net loss	-	-	-	-	-	(959,786)	(396)	(960,182)
Balance as of September 30, 2024	4,585,963,082	4,585,963	-	154,942,734	(58,036)	(210,258,497)	(1,375)	(50,789,211)

	Common stock		Common stock to be	Additional paid-in	Accumulated other comprehensive	(Accumulated	Non- controlling	Total stockholders’ equity
	No. of shares	Amount	issued	capital	(loss) income	losses)	interest	(deficit)
Balance as of January 1, 2023	454,398,143	$454,398	$400,000	133,631,985	$18,554	$(128,107,220)	$(10,111)	$6,387,606

Foreign currency translation adjustment	-	-	-	-	36,829	-	-	36,829
Imputed interest on related party loans	-	-	-	237,118	-	-	-	237,118
Share issued for services rendered	2,602,772	2,603	-	166,249	-	-	-	168,852
Net loss	-	-	-	-	-	(2,616,322)	-	(2,616,322)
Balance as of March 31, 2023	457,000,915	$457,001	$400,000	134,035,352	$55,383	$(130,723,542)	$(10,111)	$4,214,083

Foreign currency translation adjustment	-	-	-	-	(30,492)	-	-	(30,492)
Imputed interest on related party loans	-	-	-	223,775	-	-	-	223,775
Share issued for services rendered	1,013,074,000	1,013,074	-	9,117,666	-	-	-	10,130,740
Net loss	-	-	-	-	-	(12,152,714)		(12,152,714)
Balance as of June 30, 2023	1,470,074,915	$1,470,075	$400,000	$143,376,793	$24,891	$(142,876,256)	$(10,111)	$2,385,392

Foreign currency translation adjustment	-	-	-	-	(115,862)	-	-	(115,862)
Shares cancelled	(352,941)	(353)	-	353	-	-	-	-
Shares cancelled for disposal of subsidiaries	(8,119,657)	(8,120)	-	13,296,888	-	-	-	13,288,768
Share issued for services rendered	2,250,000	2,250	-	20,250	-	-	-	22,500
Share issued for acquisition of subsidiaries	400,000,000	400,000	(400,000)	-	-	-	10,246	10,246
Net loss	-	-	-	-	-	(49,783,686)	9,821	(49,773,865)
Balance as of September 30, 2023	1,863,852,317	$1,863,852	$-	$156,694,284	$(90,971)	$(192,659,942)	$9,956	$(34,182,821)

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

In the opinion of management, the consolidated balance sheet as of December 31, 2023 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2024 or for any future period.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists and the costs associated with token minting for collectible pieces. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from September 30, 2024.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Depreciation expense from continuing operations for the three months ended September 30, 2024 and 2023 totaled $167 and $277, respectively. Depreciation expense from discontinued operations for the three months ended September 30, 2024 and 2023 totaled $0 and $1,707, respectively.

Depreciation expense from continuing operations for the nine months ended September 30, 2024 and 2023 totaled $499 and $663, respectively. Depreciation expense from discontinued operations for the nine months ended September 30, 2024 and 2023 totaled $0 and $2,916, respectively.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table shows the types of revenue from contracts with customers and the number of the underlying transactions:

	Nine months ended September 30,
	2024	2023

Sale of arts and collectibles products	$-	$597,351
Consultancy services	38,403	-
Transaction fee income and others	-	-
	$38,403	$597,351
Numbers of transactions:
Number of arts and collectibles sold	-	13
Number of secondary platform transactions	-	-

Three months ended September 30,
	2024	2023

Sale of arts and collectibles products	$-	$-
Consultancy services	19,218	-
Transaction fee income and others	-	-
	$19,218	$-
Numbers of transactions:
Number of arts and collectibles sold	-	-
Number of secondary platform transactions	-	-

●	Leases

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

In accordance with the guidance in ASC Topic 842 Leases, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three and nine months ended September 30, 2024 and 2023.

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the following periods:

	September 30, 2024	September 30, 2023
Period-end HKD:US$ exchange rate	0.1287	0.1277
Period average HKD:US$ exchange rate	0.1280	0.1277

	September 30, 2024	September 30, 2023
Period-end SGD:US$ exchange rate	0.7799	0.7316
Period average SGD:US$ exchange rate	0.7476	0.7458

●	Comprehensive income

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Stock based compensation

The Company follows ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of September 30, 2024, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 4 - GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company reported a net loss of $4,821,794 for the nine months ended September 30, 2024 and had an accumulated deficit of $210,258,497 at September 30, 2024.  The continuation of the Company as a going concern in the next twelve months is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 5 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Interest income (from discontinued operation)	$-	$1,911	$-	$3,100,102
ACT income
- Sale of arts and collectibles products	-	-	-	597,351
- Transaction fee income and others	-	-	-	-
- Consultancy services	19,218	-	38,403	-
	19,218	-	38,403	597,351

	$19,218	$1,911	$38,403	$3,697,453

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 6 - INVENTORIES

A summary of inventories as of September 30, 2024 and December 31, 2023 is as follows:

	As of September 30, 2024
	No. of token	No. of art and collectible items	Total amount

Balance at January 1, 2024	8	69	$1,116,086
Purchased	-	4	17,281,875
Sold	-	-	-
Balance at September 30, 2024	8	73	$18,397,961

	As of December 31, 2023
	No. of token	No. of art and collectible items	Total amount

Balance at January 1, 2023	8	69	$1,164,887
Purchased	-	13	397,089
Sold	-	(13)	(445,890)
Balance at December 31, 2023	8	69	$1,116,086

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 – PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2024 and December 31, 2023 is as follows:

	As of September 30, 2024	As of December 31, 2023

Computer equipment	$3,328	$3,328
Less: accumulated depreciation	(2,496)	(1,997)
Foreign translation adjustment	3	-
Property and equipment, net	835	1,331
Less: Property and equipment, net – discontinued operations	-	-
Property and equipment, net – continuing operations	$835	$1,331

Depreciation expense from continuing operations for the three months ended September 30, 2024 and 2023 totaled $167 and $277, respectively. Depreciation expense from discontinued operations for the three months ended September 30, 2024 and 2023 totaled $0 and $1,707, respectively.

Depreciation expense from continuing operations for the nine months ended September 30, 2024 and 2023 totaled $499 and $663, respectively. Depreciation expense from discontinued operations for the nine months ended September 30, 2024 and 2023 totaled $0 and $2,916, respectively.

NOTE 8 - INTANGIBLE ASSETS, NET

A summary of intangible assets as of September 30, 2024 and December 31, 2023 is as follows:

	Estimated useful life	September 30, 2024	December 31, 2023
At cost:
Acquired technology software	5 years	$17,344,690	$17,344,690
Licensed technology knowhow	4 years	339	339
Trademarks and trade name	10 years	39,415	39,415
Less: accumulated amortization		(10,065,214)	(7,445,312)
Foreign translation adjustment		(71,988)	(71,740)
		$7,247,242	$9,867,053

As of September 30, 2024, the estimated annual amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows

Period ending September 30:
2025	$3,471,924
2026	3,471,924
2027	292,066
2028	2,988
2029	2,988
Thereafter	5,352
$7,247,242

Amortization of intangible assets from continuing operations for the three months ended September 30, 2024 and 2023 totaled $881,787 and $787,698, respectively. Amortization of intangible assets from discontinued operations for the three months ended September 30, 2024 and 2023 totaled $0 and $80,562, respectively.

Amortization of intangible assets from continuing operations for the nine months ended September 30, 2024 and 2023 totaled $2,619,902 and $2,524,214, respectively. Amortization of intangible assets from discontinued operations for the nine months ended September 30, 2024 and 2023 totaled $0 and $80,562, respectively

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 9 - AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company in the lending business, which were unsecured, interest-free and had no fixed terms of repayments. The related party balances from continuing operations were $6,924,482 and $6,661,107 as of September 30, 2024 and December 31, 2023, respectively.

During the three and nine months ended September 30, 2024, no imputed interest was recorded. During the three and nine months ended September 30, 2023, the Company recorded and imputed additional non-cash interest of $0 and $460,895 at the market rate of 5% per annum on these interest-free related party loans, under ASC 835-30 “Imputation of Interest”.

NOTE 10 - CONVERTIBLES NOTE PAYABLES

During the three and nine months ended September 30, 2024, the Company fully converted all of note payables and the related interest into 1,436,430,269 shares of its common stock.

NOTE 11 – PROMISSORY NOTE PAYABLES

On July 1, 2023, the Company entered into several promissory notes agreements (“the Notes”) in relation to the settlement of the consideration from the sale of lending business. The Notes were matured on December 31, 2023. The Company will either repay the Notes holder in cash or convert the Notes to common stock of the Company. The Notes are expected to be repaid by the Company’s common stock, upon the effectiveness of the increase of its authorized share.

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

The promissory note payables balances were $39,053,735 and $39,053,735 as of September 30, 2024 and December 31, 2023, respectively.

NOTE 12 – STOCK-BASED COMPENSATION

During the nine months ended September 30, 2024, the Company has issued 1,218,518,519 shares of its common stock to consultants who provided and rendered services to the Company. During the three months ended September 30, 2024, the Company did not issue any shares to consultants.

NOTE 13 - STOCKHOLDERS’ EQUITY

Authorized stock

The Company’s authorized share is 5,000,000,000 common stock with a par value of $0.001 per share.

Common stock outstanding

As of September 30, 2024 and December 31, 2023, the Company had a total of 4,585,963,082 and 1,931,024,294 shares of its common stock issued and outstanding, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 14 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the respective periods:

	Three months ended September 30,
	2024	2023

Net loss attributable to the Company	$(959,786)	$(49,783,686)

Weighted average common shares:
- Basic	1,862,393,363	1,846,177,793
- Diluted	1,862,393,363	1,846,177,793

Net loss per share:
- Basic	$(0.00)	$(0.03)
- Diluted	$(0.00)	$(0.03)

	Nine months ended September 30,
	2024	2023

Net loss attributable to the Company	$(4,810,514)	$(64,552,722)

Weighted average common shares:
- Basic	4,198,721,325	1,160,062,852
- Diluted	4,198,721,325	1,160,062,852

Net loss per share:
- Basic	$(0.00)	$(0.06)
- Diluted	$(0.00)	$(0.06)

For the three and nine months ended September 30, 2024 and 2023, diluted weighted-average common shares outstanding are equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 15 - INCOME TAX

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2024	2023
Current tax:
- Local	$-	$-
- Foreign	84	355,681

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense	$84	$355,681

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

For the nine months ended September 30, 2024 and 2023, there were no operating incomes in US tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Republic of Singapore

The Company’s subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year. The operation in Singapore incurred an operating loss due to certain charges within the group and there is no provision for income tax for the nine months ended September 30, 2024 and 2023.

Hong Kong

The Company and subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine months ended September 30,
	2024	2023

Loss before income taxes	$(5,608)	$(51,274,393)
Statutory income tax rate	16.5%	16.5%
Income tax benefit at statutory rate	(925)	(8,460,275)
Tax effect of non-deductible items	-	378,150
Net operating loss	1,009	8,437,805
Income tax expense	84	355,680
Income tax expense – discontinued operations	-	(355,680)
Income tax expense – continuing operations	$84	$-

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$49,892	$111,247
Singapore tax regime	5,640	13,890
Hong Kong tax regime	9,989	8,443,888
Less: valuation allowance	(65,521)	(8,569,025)
Deferred tax assets, net	$-	$-

As of September 30, 2024, the operations in the United States of America incurred $1,150,996 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $241,709 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of September 30, 2024, the operations in Singapore incurred $10,044,763 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Singapore tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $1,707,610 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of September 30, 2024, the operations in Hong Kong incurred $52,887,088 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $8,726,370 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

During the three months ended September 30, 2024 and 2023, the Company received the consultancy services income of $19,218 and $0 from Marvel Digital Group Limited, a related company of the Company, for the Company’s services to the related company.

During the nine months ended September 30, 2024 and 2023, the Company received the consultancy services income of $38,403 and $0 from Marvel Digital Group Limited, a related company of the Company, for the Company’s services to the related company.

During the three months ended September 30, 2024 and 2023, the Company paid the consultancy services fee of $11,531 and $0 to Xtreme Business Enterprises Limited, a related company of the Company.

During the nine months ended September 30, 2024 and 2023, the Company paid the consultancy services fee of $23,042 and $0 to Xtreme Business Enterprises Limited, a related company of the Company.

During the three months ended September 30, 2024 and 2023, the Company paid the director fee of $0 and $38 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

During the nine months ended September 30, 2024 and 2023, the Company paid the director fee of $63,000 and $124,276 to Mr. Tan, a director of the Company, for his service to the Company’s subsidiary.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 17 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended September 30, 2024, there was a single and major customer. For the three and nine months ended September 30, 2023, there was no single customer whose revenue exceeded 10% of the revenue.

(b)	Major vendors

For the three and nine months ended September 30, 2024, there was a single and major vendor. For the three and nine months ended September 30, 2023, there was no single supplier whose cost of revenue exceeded 10% of the cost of revenue.

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

NOTE 18 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2024, the Company is committed to the below contractual arrangements.

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of September 30, 2024, the remaining balance for Equity Purchase from the Investor was $30,000,000.

NOTE 19 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

As of September 30, 2024, we had a working capital of $58,037,288 and accumulated deficit of $210,258,497. As a result, our continuation as a going concern is dependent upon improving our profitability and continued financial support from our stockholders or other capital sources. Management believes that continued financial support from existing shareholders and external financing will provide the additional cash necessary to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Comparison of the three months ended September 30, 2024 and 2023

The following table sets forth certain operational data for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three months ended September 30,
	2024	2023
Revenue	$19,218	$-

Cost of revenue	(11,531)	(53,372)
Gross income (loss)	7,687	(53,372)
Operating expenses:
Sales and marketing	-	9
Corporate development	-	(13,905)
Technology and development	(187)	(18,489)
General and administrative	(960,682)	(1,068,316)
Loss from operations	(960,182)	(1,047,329)
Total other expense, net	-	(48,711,937)
Loss before income taxes	(960,182)	(47,043,982)
Income tax expense	-	-
Loss from continuing operations	(960,182)	(47,043,982)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(960,182)	(47,043,982)
NET LOSS	(960,182)	(47,043,982)
Non-cash consultancy expenses	-	22,500

ADJUSTED LOSS	$(960,182)	$(47,021,482)

Revenue from continuing operations of approximately $19,218 and $0 for the three months ended September 30, 2024 and 2023, respectively, increased by $19,218, or 100%. Revenue from discontinued operations of approximately $0 and $1,557,887 for the three months ended September 30, 2024 and 2023, respectively, decreased by $1,557,887, or 100.0%. The breakdown of revenue is summarized as follows:-

	Three months ended September 30,
	2024	2023
Interest income (from discontinued operation)	$-	$1,557,887
ACT income
- Sale of arts and collectibles products	-	-
- Transaction fee income and others	-	-
- Consultancy services	19,218	-
	19,218	-

	$19,218	$1,557,887

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong to earn interest income under lending business segment. The interest rates on loans issued were ranged from 13% to 59% (2023: from 13% to 59%) per annum for the three months ended September 30, 2023. The interest rate variations depend on the types of loan, maturity period and principal amount. The Company also operates its online platform in sale and distribution of arts and collectibles, with the use of blockchain technologies and minting tokens. The increase in revenue is attributable to the rapid growth in Arts and collectibles technology business.

Cost of revenue from continuing operations of approximately $11,531 and $53,372 for the three months ended September 30, 2024 and 2023, respectively, decreased by $41,841 or 78.4%. Cost of revenue from discontinued operations of approximately $0 and $58,985 for the three months ended September 30, 2024 and 2023, respectively, decreased by $58,985 or 100.0%. It consisted primarily of interest expense and cost of purchasing collectibles, in line with sales drop. It consisted primarily of interest expense and cost of purchasing collectibles, in line with sales drop.

Gross Income (Loss)

We achieved a gross profit (loss) from continuing operations of $7,687 and $(53,372) for the three months ended September 30, 2024 and 2023, respectively. We achieved a gross profit from discontinued operations of $0 and $1,498,902 for the three months ended September 30, 2024 and 2023, respectively. The decrease in gross profit is mainly attributable to a decrease in our ACT volume.

Sales and Marketing Expenses

Sales and marketing expenses from continuing operations of $0 and $(9) for the three months ended September 30, 2024 and 2023, respectively, decreased by $9, 100%. Sales and marketing expenses from discontinued operations of $0 and $25,617 for the three months ended September 30, 2024 and 2023, respectively, decreased by $25,617, 100.0%. It primarily includes costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses.

Corporate Development Expenses

Corporate development expenses from continuing operations of $0 and $13,905 for the three months ended September 30, 2024 and 2023, respectively, primarily include personnel-related expenses incurred to support our corporate development.

No such expenses for discontinued operation for the three months ended September 30, 2024 and 2023.

Technology and support Expenses

Technology and support expenses from continuing operations of $187 and $18,489 for the three months ended September 30, 2024 and 2023, respectively, including (i) development of the DOT(digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives.

No such expenses for discontinued operation for the three months ended September 30, 2024 and 2023.

General and Administrative Expenses (“G&A”)

General and administrative expenses from continuing operations of $967,682 and $1,068,316 for the three months ended September 30, 2024 and 2023, respectively. General and administrative expenses from discontinued operations of $0 and $788,603 for the three months ended September 30, 2024 and 2023, respectively. These expenses primarily include professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. G&A expenses from continued operations decreased by approximately $100,634 in the three months ended September 30, 2024 from $1,068,316 for the same period of 2023.

Other expenses

Total other expenses from continuing operations of $0 and $48,711,937 for the three months ended September 30, 2024 and 2023, respectively. These expenses primary include interest income, convertible notes interest expense, loan interest expense and sundry income.

Income Tax Expense

We did not incur any income tax expense from continuing operations during the three months ended September 30, 2024 and 2023.

Comparison of the nine months ended September 30, 2024 and 2023

The following table sets forth certain operational data for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine months ended September 30,
	2024	2023
Revenue:
Arts and collectibles technology (“ACT”) segment	$38,403	$597,351
Cost of revenue:
ACT segment	(23,042)	(313,601)
Gross income	15,361	283,750
Operating expenses:
Sales and marketing	(515,373)	(5,641)
Corporate development	(385,100)	(71,113)
Technology and development	(288,599)	(35,369)
General and administrative	(3,643,029)	(15,425,508)
Loss from operations	(4,816,740)	(15,253,881)
Total other expense, net	(4,970)	(48,799,514)
Loss before income taxes	(4,821,710)	(64,053,395)
Income tax expense	(84)	-
Loss from continuing operations	(4,821,794)	(64,053,395)
Discontinued operations:
Loss from discontinued operations, net of income taxes	-	(489,506)
NET LOSS	(4,821,794)	(64,542,901)
Non-cash consultancy expenses	1,864,600	12,316,110

ADJUSTED LOSS	$(2,957,194)	$(52,226,791)

Revenue from continuing operations of approximately $38,403 and $597,351 for the nine months ended September 30, 2024 and 2023, respectively, decreased by $558,948, or 93.57%. Revenue from discontinued operations of approximately $0 and $3,100,102 for the nine months ended September 30, 2024 and 2023, respectively, decreased by $3,100,102, or 100.0%. The breakdown of revenue is summarized as follows:-

	Nine months ended September 30,
	2024	2023
Interest income (from discontinued operation)	$-	$3,100,102
ACT income
- Sale of arts and collectibles products	-	597,351
- Transaction fee income and others	-
- Consultancy services	38,403	-
	38,403	597,351

	$38,403	$3,697,453

The Company is licensed to originate personal loan, company loan and mortgage loan in Hong Kong to earn interest income under lending business segment. The interest rates on loans issued were ranged from 13% to 59% (2023: from 13% to 59%) per annum for the nine months ended September 30, 2023. The interest rate variations depend on the types of loan, maturity period and principal amount. The Company also operates its online platform in sale and distribution of arts and collectibles, with the use of blockchain technologies and minting tokens. The increase in revenue is attributable to the rapid growth in Arts and collectibles technology business.

Cost of revenue from continuing operations of approximately $23,042 and $313,601 for the nine months ended September 30, 2024 and 2023, respectively, decreased by $290,559 or 92.7%. Cost of revenue from discontinued operations of approximately $0 and $94,782 for the nine months ended September 30, 2024 and 2023, respectively, decreased by $94,782 or 100.0%. It consisted primarily of interest expense and cost of purchasing collectibles, in line with sales drop. It consisted primarily of interest expense and cost of purchasing collectibles, in line with sales drop.

Gross Income

We achieved a gross profit from continuing operations of $15,361 and $283,750 for the nine months ended September 30, 2024 and 2023, respectively. We achieved a gross profit from discontinued operations of $0 and $3,005,320 for the nine months ended September 30, 2024 and 2023, respectively. The decrease in gross profit is mainly attributable to a decrease in our ACT volume.

Sales and Marketing Expenses

Sales and marketing expenses from continuing operations of $515,373 and $5,641 for the nine months ended September 30, 2024 and 2023, respectively, increased by $509,732, 9036.2%. Sales and marketing expenses from discontinued operations of $0 and $119,300 for the nine months ended September 30, 2024 and 2023, respectively, decreased by $119,300, 100.0%. It primarily includes costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses.

Corporate Development Expenses

Corporate development expenses from continuing operations of $385,100 and $71,113 for the nine months ended September 30, 2024 and 2023, respectively, primarily include personnel-related expenses incurred to support our corporate development.

No such expenses for discontinued operation for the nine months ended September 30, 2024 and 2023

Technology and support Expenses

Technology and support expenses from continuing operations of $288,599 and $35,369 for the nine months ended September 30, 2024 and 2023, respectively, including (i) development of the DOT(digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives.

No such expenses for discontinued operation for the nine months ended September 30, 2024 and 2023.

General and Administrative Expenses (“G&A”)

General and administrative expenses from continuing operations of $3,643,029 and $15,425,508 for the nine months ended September 30, 2024 and 2023, respectively. General and administrative expenses from discontinued operations of $0 and $2,611,966 for the nine months ended September 30, 2024 and 2023, respectively. These expenses primarily include professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. G&A expenses from continued operations decreased by approximately $11,782,479 in the nine months ended September 30, 2024 from $15,425,508 for the same period of 2023.

Other expenses

Total other expenses from continuing operations of $4,970 and $48,799,514 for the nine months ended September 30, 2024 and 2023, respectively. These expenses primary include interest income, convertible notes interest expense, loan interest expense and sundry income.

Income Tax Expense

We incurred income tax expense from continuing operations of $84 and $0 during the nine months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $28,796 and $57,888.

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

	Nine months Ended September 30,
	2024	2023
Net cash used in operating activities – Continuing operations	$(249,346)	$(1,644,100)
Net cash provided by investing activities – Continuing operations	-	10,101
Net cash provided by (used in) financing activities – Continuing operations	$268,344	$(626,693)

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2024, net cash used in operating activities from continuing operations was $249,346 which consisted primarily of a net loss of $4,821,794, depreciation of $499, amortization of $2,619,902, shares issued for services rendered of $658,000, a decrease in account receivables of $34,757, an increase in accounts payables of $17,330,284 and an increase in accrued consulting and service fee of $1,269,600; offset by an increase in inventories of $17,281,875, an increase in prepayments and other receivables of $48,735, an increase in income tax receivable of $669 and a decrease in accrued liabilities and other payables of $9,315.

For the nine months ended September 30, 2023, net cash used in operating activities from continuing operations was $1,644,100 which consisted primarily of a net loss of $64,542,901, depreciation of $663, amortization of $2,524,214, shares issued for services rendered of $10,322,092, loss on disposal pf subsidiaries, a decrease in inventories of $17,778, a decrease in prepayments and other receivables of $6,497, an increase in accrued consulting and service fee of $2,225,870; offset by impairment loss on goodwill of $51,231, an increase in account receivables of $583,113 and a decrease in accrued liabilities and other payables of $174,252.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided by Investing Activities.

For the nine months ended September 30, 2024, net cash provided by investment activities from continuing operations was $0.

For the nine months ended September 30, 2023, net cash provided by investment activities from continuing operations was $10,101, mainly consisted of cash from acquisition of a subsidiary of $10,246, offset by purchase of intangible assets of $145.

Net Cash Provided By (Used In) Financing Activities.

For the nine months ended September 30, 2024, net cash provided by financing activities was $268,344 consisting of repayment of advance from related parties of $268,344.

For the nine months ended September 30, 2023, net cash used in financing activities from continuing operations was $626,693 consisting of repayment to related parties of $429,660 and repayment to convertible note payables of $197,033.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be significantly higher than 2023. As of September 30, 2024, we had an accumulated deficit of $210,258,497. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of September 30, 2024:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	6,924,482	6,924,482	-	-	-
Operating lease liabilities	-	-	-	-	-
Other contractual liabilities (1)			-	-	-
Commercial commitments	-	-	-	-	-
Bank loan repayment	-	-	-	-	-
Total obligations	$6,924,482	6,924,482	$-	-	-

(1)	Includes all obligations included in “Accrued liabilities and other payables” and “Accrued consulting and service fee” in current liabilities in the “Unaudited Condensed Consolidated Balance Sheets” that are contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as of September 30, 2024.

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

ITEM 4 Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2024, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2024