Form 10-K
period 2024-12-31
Cosmos Group Holdings Inc.
filed 2025-04-15
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-545793

COSMOS GROUP HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1177460
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6/F, Harbour View 2,

16 Science Park East Avenue,

Hong Kong Science Park, N.T.,

Hong Kong

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: +852 2839 8100

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 14, 2025
Common Stock, $0.001 par value per share	4,585,963,082 shares

The aggregate market value of the 148,109,730 shares of Common Stock of the registrant held by non-affiliates on June 30, 2024, based on the price at which the common stock sold on the last business day of the registrant’s second quarter, is $14,811.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS.

i

INTRODUCTORY COMMENT

We are a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong. Our investors hold shares of common stock in Cosmos Group Holdings Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Relating to Doing Business in Hong Kong.” set forth herein.

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

●	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth herein.

●	We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

●	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see ’Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth herein.

●	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors - We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth herein.

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

●	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors - The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth herein.

●	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors - Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth herein.

●	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

●	The recent joint statement by the SEC and PCAOB, and the HFCAA all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Nigerian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors - The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth herein.

●	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors - Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth herein.

●	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors - We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth herein.

●	COSG is organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong, and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors - It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.” set forth herein.

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

●	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors - Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth herein.

References in this report to the “Company” and “COSG,” refer to Cosmos Group Holdings Inc., a Nevada company. References to the “Group”, “we,” “us” and “our” refer to Cosmos Group Holdings Inc and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

v

Transfers of Cash to and from Our Subsidiaries

Cosmos Group Holdings Inc. is a Nevada holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our subsidiaries in Hong Kong. We may rely on dividends to be paid by our Hong Kong subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiaries to Cosmos Group Holdings Inc. To date, our subsidiaries have not made any transfers, dividends or distributions to Cosmos Group Holdings Inc. and Cosmos Group Holdings Inc. has not made any transfers, dividends or distributions to our subsidiaries or to U.S. investors.

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

Cosmos Group Holdings Inc. (Nevada corporation)

Subject to the Nevada Revised Statutes and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by us by dividend.  Accordingly, Cosmos Group Holdings Inc. is permitted under the Nevada laws to provide funding to our subsidiaries in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements.

Hong Kong Subsidiaries

Our Hong Kong subsidiaries are also permitted under the laws of Hong Kong to provide funding to Cosmos Group Holdings Inc. through dividend distribution without restrictions on the amount of the funds. If our Hong Kong incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to Cosmos Group Holdings Inc. and Cosmos Group Holdings Inc. has not made any transfers, dividends or distributions to our subsidiaries.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

Cosmos Group Holdings Inc. was incorporated in the state of Nevada on August 14, 1987, under the name Shur De Cor, Inc. and engaged in developing certain mining claims. In April 1999, Shur De Cor merged with Interactive Marketing Technology, a New Jersey corporation that was engaged in the business of developing and direct marketing of consumer products. As the surviving company, Shur De Cor changed its name to Interactive Marketing Technology, Inc. Shur De Cor’s then management resigned and the management of Interactive New Jersey became the Company’s management. The prior management of Shur De Cor retained Shur De Cor’s business and assets. After that acquisition, the Company, through a wholly owned subsidiary, IMT’s Plumber, Inc., produced, marketed, and sold a licensed product called the Plumber’s Secret, which was discontinued in fiscal 2001. In May 2002, the Company ceased to actively pursue its product development and marketing business and actively sought to either acquire a third party, merge with a third party or pursue a joint venture with a third party in order to re-enter its former business of development and direct marketing of proprietary consumer products in the United States and worldwide.

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

Change in Control

On June 14, 2021, Asia Cosmos Group Limited, an entity controlled by our former Chief Executive Officer, and Koon Wing Cheung agreed to sell 6,230,618 and 8,149,670 shares, respectively, of our common stock to Chan Man Chung for a total purchase price of four hundred twenty thousand dollars (US$420,000). The common stock being sold constitutes sixty-six and seventy-seven hundredth percent (66.77%) of the issued and outstanding shares of our common stock. The sellers relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to Dr. Chan. The funds came from the personal funds of Dr. Chan and was not the result of a loan. The closing occurred June 28, 2021.

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

On July 23, 2021, the Company and Lee Ying Chiu Herbert, our director, entered into a Sale and Purchase Agreement pursuant to which the Company agreed to purchase Fifty-Five (55) sets of art collectibles for HK$10,344,000, payable through the issuance of 180,855 shares of common stock of the Company (the “Shares”). The sale was consummated on August 13, 2021. It is our understanding that Dr. Lee is not a U.S. Person within the meaning of Regulations S. Accordingly, the Shares were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

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

Our Business

COSG is a Nevada holding company with operations conducted through our subsidiaries based in Hong Kong. The Company, through its subsidiaries, is currently engaged in the physical arts and collectibles business. The Company currently does not have any customers that are from the United States or any U.S. person nor is the Company specifically targeting customers from the United States. However, the Company’s operation of an online market place for collectibles and fine art is accessible online by interested parties and may potentially be accessed by users located in the United States.

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

Our corporate organization chart as at December 31, 2024 is below:

COSG is a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Cosmos Group Holdings Inc. and its Hong Kong subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission (“CSRC”), or Cybersecurity Administration Committee (“CAC”), to operate or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we (the parent company and our subsidiaries) may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions would likely change the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Relating to Doing Business in Hong Kong.”

We reported a net income of $4,682,484 and net loss of $77,330,993 for the years ended December 31, 2024 and 2023, respectively. We had current assets of $17,335,145 and current liabilities of $58,564,191 as of December 31, 2024. As of December 31, 2023, our current assets and current liabilities were $8,786,605 and $65,453,469, respectively. The financial statements for the years ended December 31, 2024 and 2023 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders.

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

The Company did not engage in the business of purchasing, holding or trading crypto currencies.  We receive fiat and cash from the sale of art and collectibles and collection of transaction fees derived from the secondary and subsequent sales of the collectibles.

We currently provide several services, including authentication, valuation and certification (“AVC”) service, sale and purchase, hire purchase, and custody, security and exhibition (“CSE”) services.

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

CSE Services

For collectors who have been purchasing our arts and collectibles and do not wish to take collection of the pieces, we intend to offer custodian services and have these arts and collectibles stored and safely secured until the collector elects to take possession. We also intend to allow the collectors to subscribe for additional security services for their art pieces be it when it is in our custody or when the item is on the move either to be delivered or collected from the collector. We will also introduce exhibition services to collectors and artists to organize exhibitions of artworks and collections in our gallery or other specialized art events.

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

Provider’s rights

- the Provider may at its discretion sub-contract the safe keeping and storage of the Goods to a third party.

- the Provider may at its discretion exhibit or display the Goods and/or part with possession of the Goods to a third party for the purpose of exhibiting or displaying the Goods and shall be entitled to any revenues generated from that.

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

- If the Customer fails to remove any of the Goods by the Storage Expiration Date, the Provider shall be entitled to sell or otherwise dispose of all or some of the Goods which have not been removed by the Storage Expiration Date, at the Customer’s expense and risk and shall deduct all amounts due to the Provider from the Customer under the Terms and the expenses incurred by the Provider in relation to or in connection with the Goods. The Provider shall not be liable for the adequacy or amount of the price obtained for the sale or for any loss arising from such sale or such disposal of the Goods.

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

Governing Law

- The Terms and any dispute or claim (including non-contractual disputes or claims) arising out of or in connection with it or its subject matter or formation shall be governed by and construed in accordance with the law of Singapore.

Jurisdiction

- Each party irrevocably agrees that the courts of Singapore shall have exclusive jurisdiction to settle any dispute or claim (including non-contractual disputes or claims) arising out of or in connection with the Terms or its subject matter or formation.”

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

Our Distribution Channels

We have or expect to distribute and sell our DOTs through the following channels:

●	Traditional sales channels: Institutions and wealthy individuals who may be prospective art and collectibles purchasers.

●	Auction houses such as Spink & Sons, that have an existing pool of prospective collectors. We will explore opportunities to collaborate with reputable auction houses, such as Christie’s, Sotheby’s and Macey & Son.

●	Our metaverse platform (MetaMall) – coinllectibles.art allows collectors to efficiently buy and sell Fusion DOTs using fiat acting as an e-commerce platform.

We define the metaverse as the multitude of universes which is comprising of our real physical world and multiple virtual environments and how an individual interacts between them. Hence, to us, we already live in the metaverse. We believe our DOT is a fundamental component of the metaverse, since it not only provides immutable and traceable records through the use of blockchain technology, but it also contains legal documents to protect the rights of its owner. Our MetaMall is an e-commerce platform that is a part of the metaverse. Asset owners can list their assets in the form of DOTs while buyers can make the purchase. MetaMall provides a platform for users to trade their assets with an immutable track record in the metaverse.

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

Major Customers

We are not a party to any long-term agreements with our customers. As opportunities arise, we may enter into long-term contracts with customers.

For the year ended December 31, 2024, there was a single and major customer. For the year ended December 31, 2023, there was no single customer whose revenue exceeded 10% of the revenue.

All customers are located in Hong Kong and rest of the world.

Major Suppliers/Vendors

For the year ended December 31, 2024, there was a single and major vendor. For the year ended December 31, 2023, there was no single supplier whose cost of revenue exceeded 10% of the cost of revenue.

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

CORPORATE INFORMATION

Our principal executive and registered offices are located at 6/F, Harbour View 2, 16 Science Park East Avenue, Hong Kong Science Park, N.T., Hong Kong, telephone number +852 2839 8100.

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

The laws of Hong Kong and our target countries may not protect our brand and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries. Further, companies in the internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights.

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

We are required to contribute to the Mandatory Provident Fund (“MPF”) for all eligible employees in Hong Kong between the ages of eighteen and sixty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2024 and 2023, the MPF contributions by us were $0 and $19,885, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

GOVERNMENT AND INDUSTRY REGULATIONS

Cosmos Group Holdings Inc. is a Nevada corporation with operating businesses located in Hong Kong. As such, the parent holding company, Cosmos Group Holdings Inc. is subject to the laws and regulations of the United States of America while our operating businesses are subject to the laws and regulations of Hong Kong, as applicable, including labor, occupational safety and health, contracts, tort and intellectual property laws. Furthermore, we need to comply with the rules and regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients are preserved in both Hong Kong, we need to comply with the Hong Kong Personal Data (Privacy) Ordinance.

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

As an enterprise whose business lines include innovative technology, we depend to a significant extent on its relationships with its clients and its reputation for integrity and high-caliber professional services. As a result, if a client is not satisfied with our services or if there are allegations of improper conduct, including improper conduct by any of our partners, by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, or if there is negative publicity and press speculation about us, whether or not valid, it may harm our reputation and may be more damaging to us than to businesses in other industries unrelated to this sector.

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

We are indebted to certain of our executive officers and directors in the approximate amount of US$37,590.

As of December 31, 2024, we are indebted to companies beneficially owned by Chan Man Chung, our ex-CEO, CFO, Secretary and director, in an amount of $37,590. We may not be able to generate sufficient cash flow to repay these loans. If we issue additional securities as repayment, our shareholders may experience significant dilution. The advances are not expected to be repayable within the next twelve months. Additionally, loan repayment before achievement of profitability may cause us to delay implementing our business plans to expand.

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

The market prices for our securities may be volatile and may fluctuate substantially due to many factors, including:

●	market conditions in the business marketing services sectors or the economy as a whole;

●	price and volume fluctuations in the overall stock market;

●	announcements of the introduction of new products and services by us or our competitors;

●	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;

●	deviations in our operating results from the estimates of securities analysts or other analyst comments;

●	additions or departures of key personnel;

●	legislation, including measures affecting e-commerce or infrastructure development; and

●	development concerning current or future strategic collaborations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES.

Our corporate and executive office is located at 6/F, Harbour View 2, 16 Science Park East Avenue, Hong Kong Science Park, N.T., Hong Kong , telephone number +852 2839 8100.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “COSG”. As of December 31, 2024, the last closing price of our securities was $0.00. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High		Low
Fiscal year ended December 31, 2024:
Fourth Quarter	$		$
Third Quarter	$		$
Second Quarter	$		$
First Quarter	$		$
Fiscal year ended December 31, 2023:
Fourth Quarter		$0.0009		$0.0008
Third Quarter		$0.0007		$0.0007
Second Quarter		$0.0119		$0.0119
First Quarter		$0.0100		$0.0065

(b) Approximate Number of Holders of Common Stock

As of December 31, 2024, there were approximately 262 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e) Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2024, and 2023. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

We, through our subsidiaries are currently operating an online platform to sell and distribute the arts and collectibles to end-users, with the use of blockchain technologies and minting tokens.

We had current assets of $43,344 and current liabilities of $47,272,390 as of December 31, 2024. As of December 31, 2023, our current assets and current liabilities were $8,786,605 and $65,453,469, respectively.

Our financial statements for the years ended December 31, 2024 and 2023 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations.

Comparison of the fiscal years ended December 31, 2024 and 2023

The following table sets forth certain operational data of our continuing operations for the years indicated:

	Fiscal Years Ended December 31,
	2024	2023
Revenues:
Arts and collectibles technology (“ACT”) segment	$6,408	$-
Cost of revenue:
ACT segment	(3,845)	-
Gross profit	2,563	-
Operating expenses:
Sales and marketing	(6,373)	(3,317)
General and administrative expenses	(272,727)	(10,691,045)
Loss from operations	(276,537)	(10,694,362)
Other income (expense), net	10,411,708	(262,887)
Income (loss) before income taxes	10,135,171	(10,957,249)
Income tax credit	-	-
Income (loss) from continuing operations	10,135,171	(10,957,249)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(5,442,782)	(66,373,744)
Net income (loss)	$4,692,389	$(77,330,993)

Revenue and Cost of Revenue

Revenue from continuing operations of approximately $6,408 and $0 for the years ended December 31, 2024 and 2023, respectively, increased by $6,408, or 100%. Revenue from discontinued operations of approximately $51,266 and $3,720,298 for the years ended December 31, 2024 and 2023, respectively, decreased by $3,669,032, or 98.6%. The breakdown of revenue is summarized as follows:-

	Years ended December 31,
	2024	2023
Interest income (discontinued operation)	$-	$3,102,101
ACT income:
- Sale of arts and collectibles products	-	618,197
- Consultancy services	6,408	-
- Consultancy services (from discontinued operation)	51,266	-
	57,674	618,197

	$57,674	$3,720,298

The Company currently operates its online platform in sale and distribution of arts and collectibles, with the use of blockchain technologies and minting tokens. The lending business segment was disposed on September 30, 2023. The decrease in revenue mainly due to disposal of lending segment.

Cost of revenue from continuing operations of approximately $3,845 and $0 for the years ended December 31, 2024 and 2023, respectively, increased by $3,845 or 100%. Cost of revenue from discontinued operations of approximately $34,605 and $481,000 for the years ended December 31, 2024 and 2023, respectively, decreased by $446,395 or 92.8%. It consisted primarily of interest expense and cost of purchasing collectibles, in line with sales drop. It consisted primarily of interest expense and cost of purchasing collectibles, in line with sales drop.

Gross Profit

We achieved a gross profit from continuing operations of $2,563 and $0 for the years ended December 31, 2024 and 2023, respectively. We achieved a gross profit from discontinued operations of $20,506 and $3,239,298 for the years ended December 31, 2024 and 2023, respectively. The decrease in gross profit is mainly attributable to a decrease in our ACT volume.

Sales and Marketing Expenses

Sales and marketing expenses from continuing operations of $6,373 and $3,317 for the years ended December 31, 2024 and 2023, respectively, increased by $3,056, 92.1%. Sales and marketing expenses from discontinued operations of $509,000 and $1,822,831 for the years ended December 31, 2024 and 2023, respectively, decreased by $1,313,831, 72.1%. It primarily includes costs related to public relations, consultancy fee, advertising and marketing programs, and personnel-related expenses.

Technology and support Expenses

No such expenses for continuing operation for the years ended December 31, 2024 and 2023.

Technology and support expenses from discontinued operations of $288,860 and $3,694,807 for the years ended December 31, 2024 and 2023, respectively, including (i) development of the DOT(digital ownership token), an effective application of NFT technologies to real world assets, both tangible and intangible, (ii) research and development of blockchain smart contracts and other coding to apply the most suitable blockchains for DOTs and maintaining a distributed ledger to record all transactions and (iii) Development of a client management system to facilitate the sale and purchase of DOTs by both crypto and non-crypto natives.

Corporate Development Expenses

No such expenses for continuing operation for the years ended December 31, 2024 and 2023

Corporate development expenses from discontinued operations of $385,100 and $867,193 for the years ended December 31, 2024 and 2023, respectively, primarily include personnel-related expenses incurred to support our corporate development.

General and Administrative Expenses (“G&A”)

General and administrative expenses from continuing operations of $272,727 and $10,691,045 for the years ended December 31, 2024 and 2023, respectively. General and administrative expenses from discontinued operations of $4,291,537 and $13,811,898 for the years ended December 31, 2024 and 2023, respectively. These expenses primarily include professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. G&A expenses from continued operations decreased by approximately $10,418,318 in the year ended December 31, 2024 from $10,691,045 for the same period of 2023.

Other income (expenses)

Total other income (expenses) from continuing operations of $10,411,708 and $(262,887) for the years ended December 31, 2024 and 2023, respectively. These expenses primary include interest income, convertible notes interest expense, loan interest expense, loss on disposal of subsidiaries, loss on acquisition of subsidiaries, written off of related party’s debt and sundry income.

Income Tax Expense

We did not incur income tax expense from continuing operations during the years ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had cash and cash equivalents from continuing operations of $43,344 and $22,897, respectively.

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

Cash Flows

The following table summarizes our cash flows for the years indicated:

	Years Ended December 31,
	2024	2023
Net cash used in operating activities – Continuing operations	$(4,943,827)	$(67,007,786)
Net cash (used in) provided by investing activities – Continuing operations	(3,245)	10,246
Net cash provided by (used in) financing activities – Continuing operations	$3,541,014	$(1,113,046)

Net Cash Used In Operating Activities.

For the year ended December 31, 2024, net cash used in operating activities from continuing operations was $4,955,120, which consisted primarily of a net income from continuing operations of $10,135,171, written off of related party’s debt of $189,877,240, loss on acquisition of subsidiaries of $3,245, shares issued for services rendered of $658,000, decrease in prepayments and other receivables of $5,973 and increase in accounts payables of $36,612, accrued liabilities and other payables of $16,877 and accrued consulting and service fee of $63,000, offset by gain on disposal of subsidiaries of $200,297,163.

For the year ended December 31, 2023, net cash used in operating activities from continuing operations was $67,007,786, which consisted primarily of a net loss from continuing operations of $10,957,249, shares issued for services rendered of $10,322,092, decrease in prepayments and other receivables of $7,041, an increase in accrued liabilities and other payables of $33,098 and accrued consulting service fee of $126,000, offset by decrease in accounts payables of $165,024.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities to finance our operations and future acquisitions in the next twelve months.

Net Cash (Used In) Provided By Investing Activities.

The net cash used in investing activities from continuing operations of $3,245, for the year ended December 31, 2024 mainly consisted of cash from acquisition of a subsidiary, net of cash acquired of $3,245.

The net cash provided by investing activities from continuing operations of $10,246, for the year ended December 31, 2023 mainly consisted of cash from acquisition of non-controlling interest of $10,246.

Net Cash Provided By (Used In) Financing Activities.

For the year ended December 31, 2024, net cash provided by financing activities from continuing operations was $3,541,014 consisting primarily of advance from related parties of $3,541,014.

For the year ended December 31, 2023, net cash used in financing activities from continuing operations was $1,113,046 consisting primarily of repayment to related parties of $1,113,046.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be significantly higher than 2023. As of December 31, 2024, we had an accumulated deficit of $200,754,206. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of December 31, 2024:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	1,855,626	1,855,626	-	-	-
Operating lease liabilities	-	-	-	-	-
Other contractual liabilities (1)	-	-	-	-	-
Commercial commitments	-	-	-	-	-
Bank loan repayment	-	-	-	-	-
Total obligations	$1,855,626	1,855,626	$-	-	-

(1)	Includes all obligations included in “Accrued liabilities and other payables” and “Accrued consulting and service fee” in current liabilities in the “Consolidated Balance Sheets” that are contractually fixed as to timing and amount.

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

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the year include the impairment loss on inventories, valuation and useful lives of intangible assets and deferred tax valuation allowance.

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property and equipment and intangible assets held under discontinued operations and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

●	Discontinued operations

On September 30, 2023, the Company disposed the lending segment and related assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statement of operations for all years presented.

On December 30, 2024, the Company disposed Massive Treasure Limited and its subsidiaries and related assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all years presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statement of operations for all periods presented.

●	Segment reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews the consolidated results when making decisions about allocating resources and accessing performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting.

Substantially all of the Company’s revenues and expenses are derived from Hong Kong. Therefore, no geographical segments are presented.

●	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost includes the purchase cost of arts and collectibles from related party and independent artists and the costs associated with token minting for collectible pieces. The Company will reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s inventories for such declines in value. Although inventories are classified as current assets in the accompanying balance sheets, the Company anticipates that certain inventories will be sold beyond twelve months from December 31, 2024.

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

Transaction fee income: The Company also generates revenue through transaction fees transacted on its platform or other marketplaces. The Company charges a fee to individual customer at the secondary transaction level, which is allocated to the single performance obligation. The transaction fee is collected from the customer in fiat and/or cash, with revenue measured based on a certain percentage of the value of digital assets at the time the transaction is executed. The Company’s service is comprised of a single performance obligation to provide a platform facilitating the transfer of its DOTs. The Company considers its performance obligation satisfied, and recognizes revenue, at the point in time the transaction is processed.

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

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842) – Common-Control Arrangements. This guidance amends the accounting for leasehold improvements in common-control arrangements by requiring a lessee in a common-control arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common-control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The new standard will become effective for the Company beginning in fiscal year 2025. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification. This update will improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB codification with the SEC’s regulations. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements, but does not expect the impact to be material.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The purpose of the update was to improve financial reporting by requiring disclosures of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and require retrospective application to all periods presented in the combined financial statements. The Company has adopted this new standard on its combined financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification (the “Codification” or ASC). The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The Company’s management does not believe the adoption of ASU 2024-02 will have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that an entity disclose, in the notes to financial statements, specified information about certain costs and expenses. The amendment in the ASU is intended to enhance the transparency and decision usefulness to better understand the major components of an entity’s income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

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

COSMOS GROUP HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cosmos Group Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cosmos Group Holdings, Inc. (the ‘Company’) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(200,755,594). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related party transactions:

We identified the related party debt written off totaling $189,877,240 as a critical audit matter because it is significant and involve the use of Management Judgement. Cosmos Group Holdings, Inc. has significant related party transactions affecting the financial statements of the company.

The procedures performed to address the matter included; (1) obtaining and reviewing legal documents for each transaction, (2) examining the purposes of the related transactions (3) review the support to ensure proper recording (4) evaluating if the related party transactions constitute an arm-length transaction in business as defined by generally accepted accounting principles and (5) discussed with the Company’s management the full disclosures of the matter.

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

April 15, 2025

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

COSMOS GROUP HOLDINGS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cosmos Group Holdings, Inc (the ‘Company’) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

April 16, 2024

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$43,344	$22,897
Prepayments and other receivables	-	5,973
Assets of discontinued operations	-	8,757,735
Total current assets	43,344	8,786,605

Non-current assets:
Assets of discontinued operations	-	9,868,384

TOTAL ASSETS	$43,344	$18,654,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$66,710	$30,098
Accrued liabilities and other payables	74,319	57,442
Accrued consulting and service fee	222,000	159,000
Amounts due to related parties	1,855,626	1,517,110
Convertible note payables	-	197,792
Promissory note payables	39,053,735	39,053,735
Liabilities of discontinued operations	-	24,438,292
Total current liabilities	41,272,390	65,453,469

TOTAL LIABILITIES	41,272,390	65,453,469

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 4,585,963,082 and 1,931,024,294 issued and outstanding as of December 31, 2024 and 2023	4,585,963	1,931,024
Additional paid-in capital	154,942,734	156,736,912
Accumulated other comprehensive loss	(2,149)	(28,338)
Accumulated deficit	(200,755,594)	(205,447,983)
Stockholders’ deficit attributable to COSG Group Holdings Inc.	(41,229,046)	(46,808,385)
Noncontrolling interest	-	9,905
Stockholders’ deficit	(41,229,046)	(46,798,480)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$43,344	$18,654,989

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2024	2023
Revenues, net	$6,408	$-

Cost of revenue	(3,845)	-

Gross profit	2,563	-

Operating expenses:
Sales and marketing	(6,373)	(3,317)
General and administrative expenses	(272,727)	(10,691,045)
Total operating expenses	(279,100)	(10,694,362)

LOSS FROM OPERATION	(276,537)	(10,694,362)

Other income (expense):
Interest income	-	196
Convertible notes interest expense	(4,970)	(111,306)
Written off of related party’s debt	(189,877,240)	-
Loss on acquisition of subsidiaries	(3,245)	-
Gain on disposal of subsidiaries	200,297,163	-
Loan interest expense	-	(151,777)
Total other income (expense), net	10,411,708	(262,887)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,135,171	(10,957,249)

Income tax credit	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	10,135,171	(10,957,249)
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income taxes	(5,442,782)	(66,373,744)
NET INCOME (LOSS)	4,692,389	(77,330,993)
Net income (loss) attributable to noncontrolling interest	-	9,770
Net income (loss) attributable to common shareholders	4,692,389	(77,340,763)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) income	26,189	(46,892)

COMPREHENSIVE INCOME (LOSS)	$4,718,578	$(77,387,655)

Net income (loss) per share – Basic and Diluted	$0.00	$(0.06)

Weighted average common shares outstanding:
– Basic and Diluted	4,296,060,786	1,341,825,986

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss) from continuing operations	$10,135,171	$(10,957,249)
Less: net loss from discontinued operations	(5,442,782)	(66,373,744)
Net income (loss)	4,692,389	(77,330,993)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Written off of related party’s debt	189,877,240	-
Loss on acquisition of subsidiaries	3,245	-
Gain on disposal of subsidiaries	(200,297,163)	-
Shares issued for services rendered	658,000	10,322,092

Change in operating assets and liabilities:
Prepayments and other receivables	5,973	7,041
Accounts payables	36,612	(165,024)
Accrued liabilities and other payables	16,877	33,098
Accrued consulting and service fee	63,000	126,000
Net cash used in operating activities – Continuing operations	(4,943,827)	(67,007,786)
Net cash provided by activities – Discontinued operations	1,408,338	66,465,085
Net cash used in operating activities	(3,535,489)	(542,701)

Cash flows from investing activities:
Acquisition of a subsidiary, net of cash acquired	(3,245)	-
Cash from acquisition of non-controlling interest	-	10,246
Net cash (used in) provided by investing activities – Continuing operations	(3,245)	10,246
Net cash used in investing activities – Discontinued operations	(13,422)	(145)
Net cash (used in) provided by investing activities	(16,667)	10,101

Cash flows from financing activities:
Advance from (repayment to) related parties	3,541,014	(1,113,046)
Net cash provided by (used in) financing activities – Continuing operations	3,541,014	(1,113,046)
Net cash used in financing activities – Discontinued operations	-	(736,700)
Net cash provided by (used in) financing activities	3,541,014	(1,849,746)

Foreign currency translation adjustment	14,896	(46,892)

Net change in cash and cash equivalents	3,754	(2,429,238)

BEGINNING OF YEAR	39,590	2,468,828

END OF YEAR	$43,344	$39,590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$94,724

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common stock	Additional	Accumulated other		Non-	Total Stockholders’
	No. of shares	Amount	to be issued	paid-in capital	comprehensive (loss) income	(Accumulated losses)	controlling interest	equity (deficit)

Balance as of December 31, 2022	454,398,143	$454,398	$400,000	$133,631,985	$18,554	$(128,107,220)	$(10,111)	$6,387,606

Imputed interest on related party loans	-	-	-	460,893	-	-	-	460,893
Shares cancelled	(352,941)	(353)	-	353	-	-	-	-
Shares cancelled for disposal of subsidiaries	(8,119,657)	(8,120)	-	13,296,888	-	-	-	13,288,768
Share redemption	67,171,977	67,172	-	42,628	-	-	-	109,800
Share issued for service rendered	1,017,926,772	1,017,927	-	9,304,165	-	-	-	10,322,092
Shares issued for acquired subsidiary	400,000,000	400,000	(400,000)	-	-	-	10,246	10,246
Foreign currency translation adjustment	-	-	-	-	(46,892)	-	-	(46,892)
Net (loss) income for the year	-	-	-	-	-	(77,340,763)	9,770	(77,330,993)

Balance as of December 31, 2023	1,931,024,294	$1,931,024	$-	$156,736,912	$(28,338)	$(205,447,983)	$9,905	$(46,798,480)

Shares cancelled	(10,000)	(10)	-	10	-	-	-	-
Share redemption	1,436,430,269	1,436,430	-	(1,233,669)	-	-	-	202,761
Share issued for service rendered	1,218,518,519	1,218,519	-	(560,519)	-	-	-	658,000
Foreign currency translation adjustment	-	-	-	-	26,189	-	-	26,189
Net income for the year	-	-	-	-	-	4,692,389	-	4,692,389

Balance as of December 31, 2024	4,585,963,082	$4,585,963	$-	$154,942,734	$(2,149)	$(200,755,594)	$-	$(41,229,046)

See accompanying notes to consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Description of subsidiaries

Company name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

Wealth Axis Limited	BVI, limited liability company	Investment holding	1,000 ordinary shares with a par value of US$1 each	100%

Grand Town Development Limited	Hong Kong, limited liability company	Provision treasury management	2 ordinary shares for HK$2	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

On April 16, 2024, the Company, through Grand Town Development Limited (“Grand Town”), its wholly-owned subsidiary and Guangzhou Huangting Meishuguan (the “Seller”) entered into four Bought and Sold Agreements, whereby the Seller has agreed to sell Grand Town four pieces of collectible items at the consideration of approximately $17.13 million (equal to HKD134,280,000). In December 2024, these agreements were canceled and the Company returned these four pieces of collectible items to the Seller.

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

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the year include impairment loss on inventories, valuation and useful lives of intangible assets and deferred tax valuation allowance.

●	Discontinued operations

On September 30, 2023, the Company disposed the lending segment and related assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statement of operations for all years presented.

On December 30, 2024, the Company disposed Massive Treasure Limited and its subsidiaries and related assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all years presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statement of operations for all periods presented.

●	Basis of consolidation

The consolidated financial statements include the accounts of COSG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Segment reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews the consolidated results when making decisions about allocating resources and accessing performance of the Company as a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting.

Substantially all of the Company’s revenues and expenses are derived from Hong Kong. Therefore, no geographical segments are presented.

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

No depreciation expense from continuing operations incurred for the years ended December 31, 2024 and 2023. Depreciation expense from discontinued operations for the years ended December 31, 2024 and 2023 totaled $500 and $3,747, respectively.

●	Intangible assets

The Company accounts for its intangible assets in accordance with ASC Topic 350. Intangible assets represented the acquired technology software, licensed technology know-how, trademark and trade names for its internal use to facilitate and support its platform operation. They are stated at the purchase cost and are amortized based on their economic benefit expected to be realized.

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment, intangible assets owned under discontinued operations and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

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

Lending Business (discontinued operations)

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

The minted item of the individual art or collectibles which are sold and settled in fiats and/or cash is the only performance obligation under the fixed-fee arrangements. The corresponding fee income received upon each sale transaction is recorded as revenue, is recognized when the designated token, minted with the corresponding art and collectibles is delivered to the end user, together with the transfer of both digital and official title.

The Company’s service is comprised of a single performance obligation to provide a platform facilitating the transfer of its DOTs. The Company considers its performance obligation satisfied, and recognizes revenue, at the point in time the transaction is processed and completed by fiat or bank transfer.

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

In accordance with the guidance in ASC Topic 842, Leases, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

The Company made the policy election to not separate lease and non-lease components. Each lease component and the related non-lease components are accounted for together as a single component.

●	Income taxes

The Company adopted the ASC Topic 740, Income tax, provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the years ended December 31, 2024 and 2023.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company has operations in Hong Kong and maintains the books and record in the local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD1 and SGD1 into US$ has been made at the following exchange rates for the following periods:-

	December 31, 2024	December 31, 2023
Year-end HKD:US$ exchange rate	0.1288	0.1281
Annualized average HKD:US$ exchange rate	0.1282	0.1277

	December 31, 2024	December 31, 2023
Year-end SGD:US$ exchange rate	0.7338	0.7575
Annualized average SGD:US$ exchange rate	0.7484	0.7445

●	Comprehensive income

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

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ deficit on the consolidated balance sheets and the consolidated net income (loss) attributable to the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive income (loss).

●	Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic income (loss) per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of December 31, 2024, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense in the operation.

●	Related parties

The Company follows the ASC Topic 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

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

The Company follows the ASC Topic 450-20, Contingencies to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The Company follows ASC Topic 825-10-50-10 (“ASC 825”) for disclosures about fair value of its financial instruments and has adopted ASC 820-10-35- to measure the fair value of its financial instruments. ASC 825 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 825 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 825 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts payable, accrued liabilities and other payables, amounts due to related parties, promissory note payables approximate their fair values because of the short maturity of these instruments.

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

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842) – Common-Control Arrangements. This guidance amends the accounting for leasehold improvements in common-control arrangements by requiring a lessee in a common-control arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common-control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The new standard will become effective for the Company beginning in fiscal year 2025. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification. This update will improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB codification with the SEC’s regulations. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements, but does not expect the impact to be material.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The purpose of the update was to improve financial reporting by requiring disclosures of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and require retrospective application to all periods presented in the combined financial statements. The Company has adopted this new standard on its combined financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification (the “Codification” or ASC). The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The Company’s management does not believe the adoption of ASU 2024-02 will have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that an entity disclose, in the notes to financial statements, specified information about certain costs and expenses. The amendment in the ASU is intended to enhance the transparency and decision usefulness to better understand the major components of an entity’s income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

Except for the above-mentioned pronouncements, there are no new recently issued accounting standards that will have a material impact on the consolidated balance sheets, statements of operations and other comprehensive income (loss) and cash flows.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had an accumulated deficit of $200,755,594 at December 31, 2024. The continuation of the Company as a going concern in the next twelve months is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s operating revenue by major source for the respective years:-

	Years ended December 31,
	2024	2023

Interest income (from discontinued operation)	$-	$3,102,101
ACT income:
- Sale of arts and collectibles products	-	618,197
- Consultancy services	6,408	-
- Consultancy services	51,266	-
	57,674	618,197

	$57,674	$3,720,298

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2024 and 2023 is as follows:

	As of December 31,
	2024	2023

Computer equipment	$-	$3,328
Less: accumulated depreciation	-	(1,997)
Foreign translation adjustment	-	-
Property and equipment, net	-	1,331
Less: Property and equipment, net – discontinued operations	-	-
Property and equipment, net – continuing operations	$-	$1,331

No depreciation expense from continuing operations incurred for the year ended December 31, 2024 and 2023. Depreciation expense from discontinued operations for the years ended December 31, 2024 and 2023 totalled $500 and $3,747, respectively.

NOTE 6 - INTANGIBLE ASSETS

A summary of intangible assets at December 31, 2024 and 2023 is as follows:

	Estimated	As of December 31,
	useful life	2024	2023

At cost:
Acquired technology software	5 years	$-	$17,344,690
Licensed technology knowhow	4 years	-	339
Trademarks and trade name	10 years	-	39,415
Less: accumulated amortization		-	(7,445,312)
Foreign translation adjustment		-	(71,740)
Intangible assets, net		-	9,867,053
Less: Intangible assets, net – discontinued operations		-	(9,867,053)
Intangible assets, net – continuing operations		$-	$-

No amortization of intangible assets from continuing operations for the years ended December 31, 2024 and 2023. Amortization of intangible assets from discontinued operations for the years ended December 31, 2024 and 2023 totaled $3,487,438 and $3,392,423, respectively.

NOTE 7 - AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company for the lending business, which were unsecured, interest-free and had no fixed terms of repayments. The related party balances from continuing operations were $1,855,626 and $1,517,110 as of December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, no imputed interest was recorded. During the year ended December 31, 2023, the Company recorded and imputed additional non-cash interest from discontinued operations of $461,477 at the market rate of 5% per annum on these interest-free related party loans, under ASC 835-30 “Imputation of Interest”.

NOTE 8 - CONVERTIBLES NOTE PAYABLES

During the year ended December 31, 2024, the Company fully converted all of note payables and the related interest into 1,436,430,269 shares of its common stock.

NOTE 9 - PROMISSORY NOTE PAYABLES

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

The promissory note payables balances were $39,053,735 and $39,053,735 as of December 31, 2024 and 2023, respectively.

NOTE 10 - STOCK-BASED COMPENSATION

During the years ended December 31, 2024 and 2023, the Company issued 1,218,518,519 and 1,017,926,772 shares of its common stock to consultants who provided and rendered services to the Company, amounting to $658,000 and $10,322,092, respectively.

NOTE 11 - STOCKHOLDERS’ DEFICIT

Authorized stock

The Company’s authorized share is 5,000,000,000 shares of common stock with a par value of $0.001 per share.

Common stock outstanding

As of December 31, 2024 and 2023, the Company had a total of 4,585,963,082 shares and 1,931,024,294 shares of its common stock issued and outstanding, respectively.

NOTE 12 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the respective years:

	Years ended December 31,
	2024	2023

Net income (loss) attributable to the Company	$4,692,389	$(77,340,763)

Weighted average common shares:
- Basic	4,296,060,786	1,341,825,986
- Diluted	4,296,060,786	1,341,825,986

Net income (loss) per share:
- Basic	$0.00	$(0.06)
- Diluted	$0.00	$(0.06)

For the years ended December 31, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE 13 - INCOME TAX

The provision for income taxes consisted of the following:

	Years ended December 31,
	2024	2023
Current tax:
- Local	$-	$-
- Foreign	84	355,910

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense – discontinued operations	$84	$355,910

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

COSG is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the years presented.

For the years ended December 31, 2024 and 2023, there were no operating incomes in US tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company and subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years end December 31, 2024 and 2023 is as follows:

	Years ended December 30,
	2024	2023

Loss before income taxes	$(2,415)	$(51,311,341)
Statutory income tax rate	16.5%	16.5%
Income tax benefit at statutory rate	(399)	(8,466,371)
Tax effect of non-deductible items	-	378,394
Net operating loss	483	8,443,888
Income tax expense	84	355,910
Income tax expense – discontinued operations	(84)	(355,910)
Income tax expense – continuing operations	$-	$-

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of December 31, 2024 and 2023:

	Years ended December 30,
	2024	2023
Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$260,326	$111,247
Singapore tax regime	-	13,890
Hong Kong tax regime	259,809	8,443,888
Less: valuation allowance	(520,135)	(8,569,025)
Deferred tax assets, net	$-	$-

As of December 31, 2024, the operations in the United States of America incurred $1,239,648 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $260,326 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of December 31, 2024, the operations in Hong Kong incurred $1,574,602 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $259,809 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

NOTE 14 - RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances were unsecured, non-interest bearing and had no fixed terms of repayment.

During the years ended December 31, 2024 and 2023, the Company received the consultancy services income of $64,082 and $0 from Marvel Digital Group Limited, a related company of the Company, for the Company’s services to the related company.

During the years ended December 31, 2024 and 2023, the Company paid the consultancy services fee of $34,605 and $0 to Xtreme Business Enterprises Limited, a related company of the Company.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE 15 - CONCENTRATION OF RISK

The Company is exposed to the following concentration of risk:

(a)	Major customers

For the year ended December 31, 2024, there was a single and major customer. For the year ended December 31, 2023, there was no single customer whose revenue exceeded 10% of the total revenue.

(b)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2024, the Company has no material commitments or contingencies.

On December 31, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of December 31, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of December 31, 2024, the remaining balance for Equity Purchase from the Investor was $30,000,000.

NOTE 17 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024, up through the date the Company issued the audited consolidated financial statements.

On January 22, 2025, the Company consummated the acquisition of 100% of the issued and outstanding securities of Grand Gallery Limited, a Hong Kong limited liability company engaged in the business of selling traditional art and collectible pieces, at a consideration of HK$1.00 of 20,000 shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 3, 2025, the Board of Directors accepted and approved the resignation of Olayinka Oyebola & Co. (“Olayinka”) and the engagement of Lao Professional to serve as our independent registered accounting firm for the year ended December 31, 2024, immediately effective.

During the year ended December 31, 2023, there were no disagreements with Olayinka on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Olayinka, would have caused Olayinka to make reference to the subject matter of the disagreements in connection with its reports on our financial statements for such year. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Concurrently, we engaged Lao Professional (“LP”). to be our independent registered public accounting firm for the fiscal year ended December 31, 2024 and the subsequent interim period, effective April 3, 2025. Prior to April 3, 2025, neither Cosmos Group Holdings Inc. nor anyone on its behalf consulted with LP regarding: (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that LP concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of December 31, 2024.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in =achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Name	Age	Position
Wong Nga Yin Polin	44	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Chan Man Chung	65	Chief Executive Officer, Chief Financial Officer, Secretary and Director, resigned on December 24, 2024
Tan Tee Soo	58	Director, resigned on September 27, 2024

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Wong Nga Yin Polin, age 44, was appointed to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and Director on December 24, 2024. Ms. Wong is currently the Business Development Manager of Marvel Digital Limited. From September 2021 to March 2023, she served as the Business Development Manager of Xtreme Business Enterprises Limited where she conducted research in glasses-free 3D display technologies. Ms. Wong was the Business Development Manager of Marvel Research Limited from April 2018 to August 2021 where she conducted research in glasses-free 3D display technologies. From August 2016 to March 2018, she served as the Project Associate of the State Key Laboratory of Ultraprecision Machining Technology at the Hong Kong Polytechnic University. From July 2015 to 2016, she was the research assistant at the same lab. From January 2003 to March 2013, Ms. Wong served as the Assistant Project Engineer and Project Engineer at Forexim (H.K.) Ltd. Ms. Wong received her Master of Science in Engineering (Mechanical Engineering) and Bachelor of Engineering (Mechanical Engineering) from the University of Hong Kong in 2013 and 2002, respectively. Ms. Wong brings to our Board her deep experience in research of 3d imaging and display technologies.

Dr. Man Chung Chan, age 65, was appointed to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and a director of the Company on June 28, 2021. He is currently the founding Director and Executive Chairman of the Sustainable Development Institute for the United Nations and has served as the founding director of Institute of Systems Management since 2003. From 2015 to September 30, 2021, Dr. Chan served as Vice President of Marvel Digital Company, a subsidiary of Integrated Media Technology Corporation (IMTE: NASDAQ) and a director of IMTE. Dr. Chan has served as the Chief Executive Officer, Chief Financial Officer, Secretary and Director of Bonanza Goldfields Corp. (BONZ: OTC PK) since August 26, 2021. Dr. Chan has taught and lectured at the Hong Kong Polytechnic University and New South Wales University, Australia, and published more than 22 articles relating to information systems, knowledge systems, data mining and artificial intelligence and brings to our board his deep experience in these fields. Dr. Chan also engaged in numerous research projects and authored numerous papers relating information and knowledge management systems, pattern recognition, data mining and artificial intelligence for business applications. Dr. Chan received his PHD in Computer Science in 1992 from La Trobe University, Australia and his Bachelor of Arts in Philosophy (Hons) from Chinese University of Hong Kong in 1980. Dr. Chan was resigned on December 24, 2024.

Mr. Tee Soo TAN, age 58, was appointed to serve as our Director on June 28, 2021. Mr. Tan has also served as a director of Bonanza Goldfields Corp. (BONZ: OTC PK) since August 26, 2021. Since April 2017, Mr. Tan served as the Senior Vice President of a boutique investment house and financial structuring company and has been nominated as director since June 2019. Prior to this time, Mr. Tan served in the Western Australian Police Force in Perth, Western Australia from June 2000 to April 2017. Mr. Tan received his Bachelor of Commerce from Murdoch University in Western Australia in 1993. Mr. Tan brings to our Board his investment and financial experience in the industry. Mr. Tan was resigned on September 27, 2024.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2024 and 2023, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2024, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2024.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation in share	All Other Compensation in cash	Total
Man Chung	2024	–	–	–	–	–	–	$–	$–	$–
CHAN, CEO, CFO, Secretary and Director (1)	2023	–	–	–	–	–	–	$–	$–	$–
Tee Soo	2024	–	–	–	–	–	–	$–	$–	$–
TAN, Director (2)	2023	–	–	–	–	–	–	$123,000	$42,581	$165,581
Nga Yin Polin	2024	–	–	–	–	–	–	$–	$–	$–
WONG, CEO, CFO, Secretary and Director (1)	2023	–	–	–	–	–	–	$–	$–	$–

(1)	Dr. Chan joined us as our Chief Executive Officer, Secretary and Director on June 28, 2021 and resigned on December 24, 2024.
(2)	Mr. Tan joined us as our Director on June 28, 2021 and resigned on September 27, 2024.
(3)	Ms. Wong joined us as our Chief Executive Officer, Chief Financial Officer, Secretary and Director on December 24, 2024.

Narrative disclosure to Summary Compensation

Dr. Chan and Ms. Wong did not receive any compensation for services in the capacity as a director and the officers of the Company.

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

Compensation of Directors

Except as set forth above, during our fiscal year ended December 31, 2024, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2024, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2024. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Wong Nga Yin Polin

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2024, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Cosmos Group Holdings Inc., located at 6/F, Harbour View 2, 16 Science Park East Avenue, Hong Kong Science Park, N.T., Hong Kong.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
CHAN Man Chung (2)	14,380,288	0.31%
TAN Tee Soo (3)	2,007,647	0.04%
All executive officers and directors as a Group (3 persons)	16,387,935	0.36%

5% or Greater Stockholders:
SO Han Meng Julian	624,918,375	13.63%
HO Wan Leong	456,555,556	9.96%
LEE Ying Chiu Herbert	404,861,256	8.83%

(1)	Applicable percentage ownership is based on 4,585,963,082 shares of common stock outstanding as of December 31, 2024. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of December 31, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	CHAN Man Chung was former CEO and director, and was resigned on December 24, 2024.

(3)	TAN Tee Soo was former director and resigned on September 27, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2024 and 2023, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our directors advanced funds to us for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment. During the year ended December 31, 2024, companies which are controlled by Lee Ying Chiu Herbert, our director advanced $15,851 and Chan Man Chung, our director advanced $130,596 to us, respectively.

Except as set forth above, the Company had no other significant or material related party transactions during the years ended December 31, 2024 and 2023.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Lao Professional audited our financial statements for the fiscal year ended December 31, 2024. Olayinka Oyebola & Co. audited our financial statements for the fiscal year ended December 31, 2023.

All audit work was performed by the full time employees of Lao Professional and Olayinka Oyebola & Co. for the fiscal years ended December 31, 2024, and 2023, respectively.

Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Olayinka, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence and has approved such services.

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

	December 31, 2024	December 31, 2023

Audit fees	$64,000	$84,500
Audit related fees	-	–
Tax fees	-	–
All other fees	-	–
Total	$64,000	$84,500

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

COSMOS GROUP HOLDINGS INC.

Date: April 15, 2025	By:	/s/ Wong Nga Yin Polin
Wong Nga Yin Polin
Chief Executive Officer, Chief Financial Officer and
Secretary