Form 10-Q
period 2025-03-31
Cosmos Group Holdings Inc.
filed 2025-05-15
CIK 1706509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 8, 2025, the Company had outstanding 4,585,963,082 shares of common stock.

INTRODUCTORY COMMENTS

References in this report to the “Company,” “COSG,” “we,” “us” and “our” refer to Cosmos Group Holdings Inc., a Nevada company (also known as Coinllectibles, Inc.), and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

We are a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Cosmos Group Holdings Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and Singaporean authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2025 (the “Form 10-K”).

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

i

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including our Current Report on Form 10-K filed with the Securities and Exchange Commission on April 15 2025.

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

TABLE OF CONTENTS.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31,	December 31,
	2025	2024
ASSETS		(Audited)
Current assets:
Cash and cash equivalents	$23,503	$43,344
Total current assets	23,503	43,344

TOTAL ASSETS	$23,503	$43,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$66,710	$66,710
Accrued liabilities and other payables	120,140	74,319
Accrued consulting and service fee	159,000	222,000
Amounts due to related parties	1,885,361	1,855,626
Promissory notes payable	39,053,735	39,053,735
Total current liabilities	41,284,946	41,272,390

TOTAL LIABILITIES	41,284,946	41,272,390

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 4,585,963,082 issued and outstanding as of March 31, 2025 and December 31, 2024	4,585,963	4,585,963
Additional paid-in capital	154,942,734	154,942,734
Accumulated other comprehensive income (loss)	16,602	(2,149)
Accumulated deficit	(200,806,742)	(200,755,594)
Stockholders’ deficit	(41,261,443)	(41,229,046)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,503	$43,344

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2025	2024

Revenues, net	$19,281	$-

Cost of revenue	(11,568)	-

Gross profit	7,713	-

Operating expenses:
Sales and marketing	-	(200)
Technology and support expenses	(3,081)	-
General and administrative expenses	(55,780)	(143,522)
Total operating expenses	(58,861)	(143,722)

LOSS FROM OPERATION	(51,148)	(143,722)

Other expense:
Convertible notes interest expense	-	(4,970)
Total other expense, net	-	(4,970)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(51,148)	(148,692)

Income tax expense	-	-
LOSS FROM CONTINUING OPERATIONS	(51,148)	(148,692)
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income taxes	-	(902,346)
NET LOSS	(51,148)	(1,051,038)
Net loss attributable to noncontrolling interest	-	(10,848)
Net loss attributable to common shareholders	(51,148)	(1,040,190)

Other comprehensive income (loss):
– Foreign currency adjustment income (loss)	18,751	(26,418)

COMPREHENSIVE LOSS	$(32,397)	$(1,066,608)

Net loss per share – Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic and Diluted	4,585,963,082	2,230,889,137

#:	less than 0.01

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(51,148)	$(1,051,038)
Less: net loss from discontinued operations	-	(902,346)
Net loss from continuing operations	(51,148)	(148,692)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	-	166
Shares issued for services rendered	-	658,000

Change in operating assets and liabilities:
Accounts receivable	-	57,468
Prepayments and other receivables	-	25
Accounts payable	-	(7,598)
Accrued liabilities and other payables	45,817	61,226
Accrued consulting and service fee	(63,000)	-
Net cash (used in) provided by operating activities – Continuing operations	(68,331)	620,595
Net cash used in activities – Discontinued operations	-	(665,986)
Net cash used in operating activities	(68,331)	(45,391)

Cash flows from financing activities:
Advance from related parties	29,739	66,357
Net cash provided by financing activities – Continuing operations	29,739	66,357
Net cash used in financing activities – Discontinued operations	-	(5,251)
Net cash provided by financing activities	29,739	61,106

Foreign currency translation adjustment	18,751	(26,337)

Net change in cash and cash equivalents	(19,841)	(10,622)

BEGINNING OF PERIOD	43,344	39,590

END OF PERIOD	$23,503	$28,968

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid- in	Accumulated other comprehensive income	Accumulated	Non- controlling	Total stockholders’
	No. of shares	Amount	capital	(loss)	losses	interest	deficit

Balance as of January 1, 2025	4,585,963,082	$4,585,963	$154,942,734	$(2,149)	$(200,755,594)	$-	$(41,229,046)

Foreign currency translation adjustment	-	-	-	18,751	-	-	18,751
Net loss for the period	-	-	-	-	(51,148)	-	(51,148)

Balance as of March 31, 2025	4,585,963,082	$4,585,963	$154,942,734	$16,602	$(200,806,742)	$-	$(41,261,443)

Balance as of January 1, 2024	1,931,024,294	$1,931,024	$156,736,912	$(28,338)	$(205,447,983)	$9,905	$(46,798,480)

Foreign currency translation adjustment	-	-	-	(26,418)	-	-	(26,418)
Share redemption	1,436,430,269	1,436,430	(1,233,669)	-	-	-	202,761
Share issued for services rendered	1,218,518,519	1,218,519	(560,519)	-	-	-	658,000
Net loss for the period	-	-	-	-	(1,040,190)	(10,848)	(1,051,038)

Balance as of March 31, 2024	4,585,973,082	$4,585,973	$154,942,724	$(54,756)	$(206,488,173)	$(943)	$(47,015,175)

See accompanying notes to unaudited condensed consolidated financial statements.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Cosmos Group Holdings Inc. (the “Company” or “COSG”) was incorporated in the state of Nevada on August 14, 1987.

The Company currently operates an online platform for the sale and distribution of arts and collectibles around the world, through the use of blockchain technologies and minting token.

Description of subsidiaries

Company name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held
Wealth Axis Limited	BVI, limited liability company	Investment holding	1,000 ordinary shares with a par value of US$1 each	100%

Grand Town Development Limited	Hong Kong, limited liability company	Provision treasury management	2 ordinary shares for HK$2	100%

Grand Gallery Limited #	Hong Kong, limited liability company	Procurement of art and collectibles in Hong Kong	400,000 ordinary shares for HK$400,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Form 10-K filed with the SEC on April 15, 2025. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

●	Use of estimates and assumptions

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include impairment loss on account receivables, useful lives of plant and equipment and deferred tax valuation allowance.

●	Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of COSG and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Discontinued operations

On December 30, 2024, the Company disposed Massive Treasure Limited and its subsidiaries, their related assets and liabilities have been accounted for as discontinued operations in the Company’s condensed consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s condensed consolidated statements of operations for all periods presented.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Plant and equipment

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

Depreciation expense from continued operations for the three months ended March 31, 2025 and 2024 totaled $0 and $166, respectively. No depreciation expense from discontinuing operations incurred for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, there was no plant and equipment in the Company.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

The Company currently operates the sale and distribution of arts and collectibles offline and via online platform, with the use of blockchain technologies and minting tokens. The item of arts and collectibles is individually monetized as non-interchangeable unit of data stored on a blockchain, which is a form of digital ledger that can be sold, in the form of a minting token on the online platform.

The Company recognizes revenue derived from the sales of the arts and collectibles when the Company has transferred the risks and rewards to the customers. The minted item of the individual art or collectible is the only performance obligation under the fixed-fee arrangements. The corresponding fees received upon each sale transaction is recognized as revenue when the designated token, minted with the corresponding art and collectibles is delivered to the end user, together with the transfer of both digital and official title, at the point in time.

Expenses associated with operating the Arts and Collectibles Technology Business, such as minting cost and purchase cost of collectibles and artworks are also recorded as cost of revenues.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three months ended March 31, 2025 and 2024.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company has operations in Hong Kong and maintains the books and record in the local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholders’ deficit.

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the following periods:

	March 31, 2025	March 31, 2024
Period-end HKD:US$ exchange rate	0.1286	0.1278
Period average HKD:US$ exchange rate	0.1285	0.1279

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Comprehensive income (loss)

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss), as presented in the accompanying unaudited condensed consolidated statements of changes in stockholders’ deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income (loss) is not included in the computation of income tax expense or benefit.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic income (loss) per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, cash equivalents, accounts payable, accrued liabilities and other payables, accrued consulting and service fee, amounts due to related parties and promissory note payables approximate their fair values because of the short maturity of these instruments.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had an accumulated deficit of $200,806,742 at March 31, 2025. The continuation of the Company as a going concern in the next twelve months is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 4 - REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective periods:

	Three months ended March 31,
	2025	2024

Consultancy services	$19,281	$-

NOTE 5 - AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company, which were unsecured, interest-free and had no fixed terms of repayments. The related party balances were $1,885,361 and $1,855,626 as of March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025 and 2024, no imputed interest recorded.

NOTE 6 – PROMISSORY NOTE PAYABLES

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

The promissory note payables balances were $39,053,735 and $39,053,735 as of March 31, 2025 and December 31, 2024, respectively.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 - STOCKHOLDERS’ EQUITY

Authorized stock

The Company’s authorized share is 5,000,000,000 common shares with a par value of $0.001 per share.

Common stock outstanding

As of March 31, 2025 and December 31, 2024, the Company had a total of 4,585,963,082 shares of its common stock issued and outstanding.

NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the respective years:

	Three months ended March 31,
	2025	2024

Net loss attributable to the Company	$(51,148)	$(1,040,190)

Weighted average common shares:
- Basic	4,585,963,082	2,230,889,137
- Diluted	4,585,963,082	2,230,889,137

Net loss per share:
- Basic	$(0.00)	$(0.00)
- Diluted	$(0.00)	$(0.00)

For the three months ended March 31, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 9 - INCOME TAX

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2025	2024
Current tax:
- Local	$-	$-
- Foreign	-	84

Deferred tax
- Local	-	-
- Foreign	-	-

	-	84
Income tax expense – discontinued operations	-	(84)
Income tax expense – continuing operations	$-	$-

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

For the three months ended March 31, 2025 and 2024, there were no operating incomes in US tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company and subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2025 and 2024 is as follows:

	Three months ended March 31,
	2025	2024

Income (loss) before income taxes	$94,972	$(56,461)
Statutory income tax rate	16.5%	16.5%
Income tax benefit at statutory rate	15,670	(9,316)
Net operating (income) loss	(15,670)	9,400
	-	84
Income tax expense – discontinued operations	-	(84)
Income tax expense – continuing operations	$-	$-

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforward, from
US tax regime	$21,870	$18,675
Hong Kong tax regime	15,670	9,400
Less: valuation allowance	(37,540)	(28,075)
Deferred tax assets, net	$-	$-

As of March 31, 2025, the operations in the United States of America incurred $104,143 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $21,870 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of March 31, 2025, the operations in Hong Kong incurred $94,970 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $15,670 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

NOTE 10 - RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for working capital purpose. Those advances were unsecured, non-interest bearing and had no fixed terms of repayment.

During the three months ended March 31, 2025 and 2024, the Company received the consultancy services income of $19,281 and $0 from Marvel Digital Group Limited, a related company of the Company, for the Company’s services to the related company.

During the three months ended March 31, 2025 and 2024, the Company paid the consultancy services fee of $11,568 and $0 to Xtreme Business Enterprises Limited, a related company of the Company.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

COSMOS GROUP HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 11 - CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the three months ended March 31, 2025, there was a single and major customer.

For the three months ended March 31, 2024, there was no single customer whose revenue exceeded 10% of the total revenue.

(b)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(c)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on the exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, the Company has no material commitments or contingencies.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2025, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

Overview

We are a Nevada holding company with operations conducted through our subsidiaries based in Hong Kong. The Company, through its subsidiaries, is engaged in one business segment: the physical arts and collectibles business

Through our physical arts and collectibles business, we provide authentication, valuation and certification (“AVC”) service, sale and purchase, hire purchase, financing, custody, security and exhibition (“CSE”) services to art and collectibles buyers through traditional methods as well as through leveraging blockchain technology through the creation of Digital Ownership Tokens (“DOTs”).

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

As a U.S.-listed company with operations in Hong Kong, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Our Operations in Hong Kong” as disclosed in our set forth in the Company’s Registration Statement on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2025 (the “Form 10-K”).

Our corporate chart is below:

Commentary on our Revenue – an overview

In this quarter, we have continued revenue in the arts and collectibles. The total revenue for 2025 Q1 was approximately $19,281, mainly attributable to the consultancy service income in the sale and distribution of arts and collectibles.

Results of Operations.

As of March 31, 20255, we had a working capital of $41,261,443 and accumulated deficit of $200,806,742. As a result, our continuation as a going concern is dependent upon improving our profitability and continued financial support from our stockholders or other capital sources. Management believes that continued financial support from existing shareholders and external financing will provide the additional cash necessary to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result not being able to continue as a going concern.

Comparison of the three months ended March 31, 2025 and 2024

The following table sets forth certain operational data for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three months ended March 31,
	2025	2024

Revenue, net	$19,281	$-
Cost of revenue	(11,568)	-
Gross profit	7,713	-
Operating expenses:
Sales and marketing	-	(200)
Technology and development	(3,081)	-
General and administrative	(55,780)	(143,522)
Loss from operations	(51,148)	(143,722)
Total other expense, net	-	(4,970)
Loss before income taxes	(51,148)	(148,692)
Income tax expense	-	-
Loss from continuing operations	(51,148)	(148,692)
Loss from discontinued operations, net of income taxes	-	(902,346)

NET LOSS	$(51,148)	$(1,051,038)

Revenue and Cost of Revenue

Revenues were approximately $19,281 and $0 for the three months ended March 31, 2025 and 2024, respectively, increased by $19,281, or 100%. No revenue for discontinued operation for the three months ended March 31, 2025 and 2024.

We currently operate the sale and distribution of arts and collectibles offline and online with the use of blockchain technologies and minting tokens. The revenue is related to the consultancy service income from the sale and distribution of arts and collectibles.

Costs of revenue were approximately $11,568 and $0 for the three months ended March 31, 2025 and 2024, respectively, increased by $11,568 or 100%. No cost of revenue from discontinued operation for the three months ended March 31, 2025 and 2024.

Gross Profit

We achieved a gross profit of $7,713 and $0 for the three months ended March 31, 2025 and 2024, respectively. No gross profit from discontinued operation for the three months ended March 31, 2025 and 2024.

Sales and Marketing Expenses

Sales and marketing expenses were of $0 and $200 for the three months ended March 31, 2025 and 2024, respectively, decreased by $200, 100.0%. It primarily includes costs related to public relations.

No such expenses from discontinued operation for the three months ended March 31, 2025 and 2024.

Technology And Support Expenses

Technology and support expenses were $3,081 and $0 for the three months ended March 31, 2025 and 2024, respectively, including web hosting service. Technology and support expenses from discontinuing operations of $0 and $26,540 for the three months ended March 31, 2025 and 2024, respectively.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $55,780 and $143,522 for the three months ended March 31, 2025 and 2024, respectively. General and administrative expenses from discontinued operations of $0 and $875,722 for the three months ended March 31, 2025 and 2024, respectively. These expenses primarily include professional fees, audit fees, other miscellaneous expenses incurred in connection with general operations and personnel-related expenses incurred to support our business, including legal, finance, executive, and other support operations. G&A expenses from continued operations decreased by approximately $87,742 in the three months ended March 31, 2025 from $143,522 for the same period of 2024.

Other expenses

Total other expenses were $0 and $(4,970) for the three months ended March 31, 2025 and 2024, respectively. These expenses primary include convertible notes interest expense.

Income Tax Expense

We did not incurred income tax expense during the three months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $23,503 and $43,344.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(68,331)	$620,595
Net cash provided by investing activities	-	-
Net cash provided by financing activities	$29,739	$66,357

Net Cash (Used In) Provided by Operating Activities.

For the three months ended March 31, 2024, net cash used in operating activities from continuing operations was $68,338 which consisted primarily of a net loss of $51,148, an increase in accrued liabilities and other payables of $45,816; offset by a decrease in accrued consulting and service fee of $63,000.

For the three months ended March 31, 2024, net cash provided by operating activities from continuing operations was $620,595 which consisted primarily of a net loss of $148,692, depreciation of $166, shares issued for services rendered of $658,000, a decrease in account receivables of $57,468, a decrease in prepayments and other receivables of $25 and an increase in accrued liabilities and other payables of $61,226; offset by a decrease in accounts payables of $7,598.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided by Investing Activities.

For the three months ended March 31, 2025 and 2024, no cash was provided by investment activities.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2025, net cash provided by financing activities was $29,739 consisting of advance from related parties of $29,739.

For the three months ended March 31, 2024, net cash provided by financing activities was $66,357 consisting of advance from related parties of $66,357.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2025 to be significantly higher than 2024. As of March 31, 2025, we had an accumulated deficit of $200,806,742. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of March 31, 2025:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	1,885,361	1,885,361	-	-	-
Operating lease liabilities	-	-	-	-	-
Other contractual liabilities	159,000	159,000	-	-	-
Promissory notes payable	39,053,735	39,053,735	-	-	-
Commercial commitments	-	-	-	-	-
Total obligations	$41,098,096	41,098,096	$-	-	-

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments as of March 31, 2025.

Critical Accounting Policies and Estimates

For a detailed description of the Critical Accounting Policies and Estimates of the Company, please refer to Part II, ITEM 7 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in our Annual Report Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025.

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

ITEM 4 Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of March 31, 2025, and during the period prior to and including the date of this report, were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Wong Nga Yin Polin
Chief Executive Officer, Chief Financial Officer, Secretary

Date: May 15, 2025